Form 10-K
period 2020-12-31
Periphas Capital Partnering Corp
filed 2021-03-30
CIK 1824993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Periphas Capital Partnering Corporation

(Exact name of registrant as specified in its charter)

Delaware	001-39784	85-3046972
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

667 Madison Avenue, 15th Floor New York, New York	10065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 876-6351

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
CAPSTM, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	PCPC.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	PCPC	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $28.75 per share	PCPC WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The New York Stock Exchange (“NYSE”) on December 10, 2020 and the registrant’s shares of Class A Common Stock, par value $0.0001 (the “Class A Common Stock”) and warrants began separate trading on the NYSE on February 1, 2021 The aggregate market value of the Class A Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of Class A Common Stock on December 31, 2020, as reported on the NYSE, was $432,381,600.00 (based on the closing sales price of the CAPSTM on December 31, 2020 of $26.11).

As of March 23, 2021, 16,805,600 shares of Class A Common Stock, par value $0.0001, 120,000 shares of Class B Common Stock, par value $0.0001, and 828,000 shares of Class F Common Stock, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•	“amended and restated certificate of incorporation” are to our certificate of incorporation in effect as of December 11, 2020;

•

“anchor investors” are to certain qualified institutional buyers or institutional accredited investors, each of which became a member of our sponsor upon the consummation of our initial public offering and expressed to us an interest to purchase CAPS™ in our initial public offering, as further described herein;

•	“Board” are to our board of directors;

•	“Class A shares” are to our shares of Class A Common Stock, par value $0.0001 per share;

•	“Class B shares” are to our shares of Class B Common Stock, par value $0.0001 per share;

•	“Class F shares” are to our shares of Class F Common Stock, par value $0.0001 per share;

•	“Common Stock” are to our Class A Common Stock, Class B Common Stock, and our Class F Common Stock;

•	“directors” are to our current directors;

•

“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A Common Stock issued in a financing transaction in connection with our partnering transaction, including but not limited to a private placement of such securities;

•	“forward purchase agreements” are to the agreements providing for the sale of the forward purchase shares to the anchor investors in private placements, dated December 9, 2020;

•	“forward purchase shares” are to the shares of Class A Common Stock to be issued pursuant to the forward purchase agreements;

•	“founder shares” are to our Class F shares and our Class A shares issued upon the automatic conversion thereof at the time of our partnering transaction as provided herein;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

•	“letter agreement” refers to the letter agreement dated December 9, 2020 among the Periphas Capital Partnering Corporation, PCPC Holdings, LLC, and each executive officer and director;

•	“management” or our “management team” are to our officers;

•	“operating partners” are to Brian Clingen, Eric Foss, Fred Buttrell, Gerald Rittenberg and Dr. William Joyce;

•

“partnering transaction” are to effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses which may be held by one or more third-party sponsors;

•	“performance shares” are to our Class B shares issued to our sponsor;

•	“Periphas Capital” are to Periphas Capital, LP;

•

“permitted withdrawals” are to the withdrawals permitted to be made by us from the trust account to pay taxes including income and franchise taxes and to withdraw up $100,000 in dissolution expenses in the event we do not complete a partnering transaction within 24 months (or 27 months, as applicable) of our initial public offering;

•

“private placement CAPSTM” are to the private placement shares and warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any, which private placement CAPSTM are identical to the CAPS™ sold in our initial public offering, subject to certain limited exceptions;

•	“private placement shares” are to the shares of Class A Common Stock sold as part of the private placement CAPSTM;

•	“private placement warrants” are to the warrants sold as part of the private placement CAPSTM;

•

“public shares” are to the shares of our Class A Common Stock sold as part of the CAPSTM in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•

“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of his, her or its status as a “public stockholder” shall only exist with respect to such public shares;

•	“sponsor” are to PCPC Holdings, LLC, a Delaware limited liability company;

•

“warrants” are to our warrants sold as part of the CAPSTM in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and as part of the private placement CAPSTM; and

•	“we,” “us,” “our,” “the company” and “PCPC” are to Periphas Capital Partnering Corporation, a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to select an appropriate partnering candidate or candidates;

•	our ability to complete our partnering transaction;

•	our expectations around the performance of the prospective business or businesses with which we partner;

•	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors following our partnering transaction;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our partnering transaction;

•	our potential ability to obtain additional financing to complete our partnering transaction;

•	our pool of prospective partnering candidates;

•	our ability to consummate a partnering transaction due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential partnering transaction opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

v

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report.

•

We are a company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team and their affiliates or our operating partners may not be indicative of future performance of an investment in us.

•

Our stockholders may not be afforded an opportunity to vote on our proposed initial partnering transaction, which means we may complete our initial partnering transaction even though a majority of our stockholders do not support such a transaction.

•	Your only opportunity to affect the investment decision regarding a potential partnering transaction may be limited to the exercise of your right to redeem your shares from us for cash.

•

If we seek stockholder approval of our initial partnering transaction, our initial stockholders and management team have agreed to vote in favor of such partnering transaction, regardless of how our public stockholders vote.

•

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential partnering candidate, which may make it difficult for us to enter into a partnering transaction with a partnering candidate.

•

The requirement that we complete our partnering transaction within 24 months (or 27 months, as applicable) after the closing of our initial public offering may give potential partnering candidates leverage over us in negotiating a partnering transaction and may limit the time we have in which to conduct due diligence on potential partnering transaction candidates, in particular as we approach our dissolution deadline, which could undermine our ability to complete our partnering transaction on terms that would produce value for our stockholders.

•

Our search for a partnering transaction, and any partnering candidate with which we ultimately consummate a partnering transaction, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•

Because of our limited resources and the significant competition for partnering transaction opportunities, it may be more difficult for us to complete our partnering transaction. If we do not complete our partnering transaction, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our partnering transaction, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

PART I

ITEM 1.	BUSINESS

Company

We were incorporated on September 11, 2020, as a Delaware corporation for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses, which we refer to throughout this Report as our “partnering transaction.” We may pursue a partnering transaction in any business or industry but expect to focus on a business where we believe our strong network, operational background, and aligned economic structure provides us with a competitive advantage.

Sanjeev Mehra co-founded Periphas Capital in 2017, following a thirty-one year career at Goldman, Sachs & Co. LLC (“Goldman Sachs” or “GS”), where Mr. Mehra was a founding member of Goldman Sachs’ Principal Investment Area (“PIA”), the firm’s private investing arm of its Merchant Banking Division (“MBD”). Periphas Capital and its principals bring over 30 years of private investing experience. Over the course of their careers, the Periphas Capital team has led the investment of over $4.8 billion of equity in 37 companies, representing approximately $70 billion of enterprise value. Moreover, the Periphas Capital team has approved and overseen approximately $100 billion of capital deployment. Importantly, the team has generated attractive returns over multiple cycles and brings a long-term approach to investing.

Our team shares a common set of values based on integrity, collaboration, and disciplined, analytical decision making. We seek to partner with management teams to create shareholder value over the long term by growing and improving the businesses we invest in. We also bring a differentiated blend of industry expertise, strategic insight and operational focus. We aspire to be diligent stewards of capital for investors and long-term capital partners to business owners, founders, families and management teams.

Operating Partner Model

We intend to employ an operating partner model with respect to our partnering transaction:

Periphas Capital’s Relationship with Operating Partners. Our principals have an extensive network of operating executive relationships from prior investments and industry experience, and our Company has partnered with a group of five former CEOs across our target sectors (the “operating partners”). The principals of Periphas Capital have over a decade–long relationship with each of the five operating partners.

Role of Operating Partners. All five of the operating partners play a key role in working with Periphas Capital to source and evaluate investment opportunities within their respective domains of expertise. We anticipate that the operating partner(s) whose area of expertise most closely overlaps with the ultimate partnering candidate will play an ongoing role in overseeing the company for several years post-closing.

Economic Alignment of the Operating Partners. Each of the five operating partners is investing in the sponsor and receiving significant economic interest in CAPSTM, founder shares, and performance shares. In addition, we reserved a substantial portion of Performance Shares to reinforce strong incentives and long term alignment. We expect to allocate such Performance Shares to the operating partner(s) most active in the partner company we combine with.

Mindset of our Operating Partners. Our operating partners recognize that it takes time to build a market-leading company and intend to take a partnership approach with each company situation. We do not intend to take a “replacement” “buyout” or “activist” approach. Hence, we have termed our “initial business combination” with a potential company as a “partnering transaction” and the potential company as the “partner company” or “partnering candidate” rather than “target company.” We will seek to partner with existing management and owners, and work together from an operational perspective over the long term.

Our Operating Partners. Our five operating partners include the following individuals:

Brian T. Clingen. Mr. Clingen is the Founder and Managing Partner of BP Capital Management. Previously, Mr. Clingen served as the Chief Executive Officer and Chairman of the Board of KAR Auction Services (“KAR”) until 2009 and 2014, respectively. Mr. Clingen originally invested in the purchase of Insurance Auto Auctions in 2004 and was on its board until its merger with KAR in 2007. Additionally, Mr. Clingen has served on the board for a number of public companies including Universal Outdoor, Inc. from 1988 to 1998 and Endo Pharmaceuticals from 2002 to 2006. Mr. Clingen is a certified public accountant and earned an undergraduate degree in finance from the University of Notre Dame and master’s degree in business from the Kellogg School of Management at Northwestern University.

Eric Foss. Mr. Foss served as Chief Executive Officer of Aramark from 2012 to 2019. When joining Aramark as the Chief Executive Officer in 2012, Mr. Foss was tasked with overseeing its initial public offering, and leading a strategic transformation and repositioning of the business. During his time at Aramark, Mr. Foss accelerated growth by repositioning the brand portfolio, improving the customer experience by implementing a repeatable business model, and reconceptualizing the Aramark supply chain to achieve operational excellence and industry-leading margin improvements. Mr. Foss completed the two largest acquisitions in the company’s history, the acquisitions of AmeriPride Services Inc. and Avendra LLC, which added scale and improved Aramark’s competitive positioning, leading to significant stakeholder value creation. Prior to his time at Aramark, Mr. Foss served as Chief Executive Officer of Pepsi Beverages Company and served as Chief Executive Officer of Pepsi Bottling Group (“PBG”) while being elected to the PBG board in 2006 and named Chairman in 2008. Mr. Foss has been a member of the board of Cigna, Member of Business Roundtable, WSJ CEO Council, Catalyst and on the National Board of Back on My Feet. Mr. Foss holds a B.S. in Marketing from Ball State University.

Fred Buttrell. Mr. Buttrell is the former Chief Executive Officer of Air Medical Group Holdings (“AMGH”), a company which he grew from a regional air medical company of 42 bases to the world’s largest provider of air medical services with 350 base locations across 40 states, as well as growing its ground medical transportation operation to the world’s largest with 240 base locations across 42 states. Mr. Buttrell’s impact on AMGH resulted in a Fortune 1000 company. Prior to joining AMGH, Mr. Buttrell spent 10 years in the commercial airline industry as the President and Chief Executive Officer of Comair Airlines and Chief Executive Officer of Delta Connection. As a Captain in the United States Air Force, Mr. Buttrell was awarded and recognized for several prestigious accomplishments, which include his role as a mission commander during Operation Desert Storm and Operation Southern Watch, his 100% success rate with no losses while deployed, being selected to brief President George H.W. Bush on the F-15E combat systems, and the award of Top Gun of his fighter squadron. Mr. Buttrell holds a B.S. from the Air Force Academy and an M.B.A. from the Southern Methodist University Cox School of Business.

Gerald C. Rittenberg. From 1997 until 2014, Mr. Rittenberg served as Chief Executive Officer of Party City Holdco Inc. (formerly known as Amscan Inc.), the largest designer, manufacturer, and distributor of party goods in the United States. Mr. Rittenberg began his career at Amscan in 1989 and served in various roles, including Chief Executive Officer, and subsequently as its Executive Chairman from 2014 until 2017. When Mr. Rittenberg was named CEO in 1997, the company had approximately $200 million of revenue. Upon its initial public offering in 2015, the company had revenue of approximately $2.3 billion and an enterprise valuation of approximately $3.8 billion. Mr. Rittenberg holds a B.A. in communications from Lynn University.

Dr. William Joyce. Dr. Joyce has served as the Chairman and Chief Executive Officer of Advance Fusion Systems since 2008. Prior to his time at Advance Fusion Systems, Dr. Joyce was the Chief Executive Officer and Chairman of Nalco from November 2003 to December 2007 and the Chief Executive Officer and Chairman at Hercules Incorporated from 2001 to 2003. Prior to Hercules, he had a distinguished career at Union Carbide where he served as Chief Executive Officer and Chairman of the Board. Upon Union Carbide’s merger with Dow Chemical Company in 2001, Dr. Joyce was named Vice Chairman of Dow Chemical. Dr. Joyce has served on a number of boards such as Hexion Holdings, El Paso Corporation, CVS Caremark Corporation, Reynolds Metals and Momentive Performance Material Holdings Inc. Dr. Joyce has received numerous accolades, including the National Medal of Technology Award in 1993 from President Bill Clinton, the Plastics Academy’s Lifetime Achievement Award in 1997, and the Society of Chemical Industry Perkin Medal Award in 2003. Dr. Joyce holds a B.S. in Chemical Engineering from Pennsylvania State University and an M.B.A. and Ph.D. from New York University.

Business Strategy

Our objective is to generate attractive returns to common stockholders post-closing of the merger transaction by partnering with a company where we can grow both revenues and operating earnings. We are focused on working with companies that are high-quality, public-company ready and could leverage the strategic experience of our management team and Periphas Capital, as well as our Company’s differentiated structure.

Our selection process leverages our management team’s and Periphas Capital’s network of industry, private equity sponsor, credit fund sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys, accountants, and other advisors, which we believe should provide us with a number of partnering transaction opportunities. We intend to deploy a proactive, thematic sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise could be catalysts to transform a partnering candidate and can help accelerate its growth and performance. Upon completion of our initial public offering, our principals and operating partners communicate with our network of relationships to articulate our partnering criteria, including the parameters of our search for a company to partner with, and began the disciplined process of qualifying, reviewing, and pursuing promising leads.

Our strategy is characterized by:

A focused, thesis-driven approach to capitalize on key technological, industry, and social trends in our four target areas: technology-enabled businesses, business services, industrials, and consumer.

Thematic targeting of specific business models and sectors based on pattern recognition from dozens of prior investments and significant industry experience.

Leveraging our Operating Partner model by working with our five operating partners, each of whom have more than a decade-long relationship with principals of Periphas Capital. The operating partners play a key role in identifying, evaluating, and adding value to potential partnering candidates (see “—Operating Partner Model” above for further detail).

Focusing on growth oriented companies with visible, sustainable, and profitable growth opportunities (see “—Investment Criteria” below for further detail).

Emphasizing technology enablement where technology can be used to: (1) enhance the value proposition and accelerate top-line growth; and (2) streamline the cost structure to further boost bottom-line growth.

Proactively sourcing deals through bilateral negotiations or situations where Periphas Capital has a value-added angle.

Competitive Strengths

The sourcing, valuation, diligence and execution capabilities of the Periphas Capital team provides us with a significant pipeline of opportunities from which to evaluate and select a business that benefits from our expertise. Our competitive strengths include the following core elements:

Deep Investing Experience and Attractive Track Record: The principals of Periphas Capital have over 30 years of investing experience, have led dozens of private equity investments, have approved and overseen approximately $100 billion of capital deployment, and have generated attractive returns consistently over multiple economic cycles.

Operating Partners Offer Proprietary Sourcing and Value Creation Capabilities: Our operating partners have attractive track records in growing and nurturing businesses over the long term. In addition, many of them have led public companies and have generated impressive shareholder returns. Importantly, the principals of Periphas Capital have over a decade-long relationship with each of the operating partners. We expect the involvement of our operating partners to be attractive to potential partnering candidates. Their involvement could also lead to proprietary conversations with respect to sourcing. Their on-going involvement after closing of the partnering transaction could also help unlock significant future value.

History of Value Creation Driven by Growth: We believe that our experience and history in generating returns by growing both the top and bottom line, and by positioning companies for continued long-term growth will serve us well in prioritizing businesses to target.

Significant Experience in “Tech-Enabling” Businesses: We have invested in and supported the tech-enablement of companies in several industries in the past. We have also guided companies through the development and adoption of technologies that evolved into core competitive advantages.

Deep and Successful Track Record of Taking Private Companies Public: The Periphas Capital team has a track record of successfully taking private companies public and driving value creation in the public markets, including with such companies as KAR Auction Services, Inc; Nalco Company; Burger King Holdings, Inc.; Aramark; and Great Plains Software, Inc.

Private Equity Relationships Translating to Proprietary Sourcing: The Periphas Capital team has deep relationships with the world’s leading private equity firms. Because of the trust and mutual respect associated with these relationships, we expect to be able to engage in proprietary discussions with owners of several potential partnering candidates.

Deep Relationships with Family-Owned Businesses, Large Corporations, and Entrepreneurs: The Periphas Capital team also has an extensive network of close relationships with family-owned businesses, large corporations, and entrepreneurs. This offers an attractive and proprietary pool of potential investment candidates in addition to private equity-backed companies. Moreover, these relationships offer Periphas Capital unique capabilities in evaluating and ultimately adding significant value to whichever partnering candidate we merge with.

Relationships with Other Operating Executives: In addition to our operating partners, we have an extensive network of other operating executive relationships built over decades of investing. These relationships can serve as functional and industry experts, as sources of introduction, and potentially as executive advisors who can add value post the partnering transaction.

CAPSTM Structure Creates Incentive Alignment: The CAPSTM structure provides alignment between Periphas Capital, our public investors, and the existing owners of the partnering candidate.

Lower Dilution as Compared to a Traditional SPAC Structure: We believe that the CAPSTM structure is more economically efficient to our partner candidate, as compared to a traditional special purpose acquisition company (“SPAC”) since it results in potentially lower dilution at the time of the partnering transaction. Hence, we believe that the CAPSTM structure will make us more appealing to a partnering candidate as opposed to a traditional SPAC.

Focus on Sustainable, Long-Term Value Creation: Periphas Capital focuses on creating value over the long-term. The CAPSTM incentive structure rewards sustainable value generation over multiple years rather than rewarding a sponsor simply for completing a transaction.

Experience in Capital Markets and Structuring: We have experience in optimizing capital structures in a manner that is consistent with companies’ business plans, and providing access to low-cost capital while preserving financial flexibility and minimizing risk.

Periphas Capital “Value-Add” Playbook: We intend to use the Periphas Capital value-add playbook through each stage of our partnering transaction, which we believe can drive significant shareholder value. The playbook includes the following:

At Entry. At the beginning stages, we conduct detailed diligence on the business, leveraging experienced management and advisors who have an existing relationship with Periphas Capital. We benchmark key operating metrics of the partnering candidate against best-in-class competitors, while focusing on investing in segments with attractive growth, profitability and returns on capital. We also look to create a capital structure that optimizes the cost of capital while minimizing risk and preserving flexibility for future investment. In partnership with management, we create a detailed value creation plan that typically extends 3-5 years out and forms the basis on where to allocate capital and management resources.

Growth and Operational Efficiencies. We drive growth by finding and prioritizing high-return opportunities to re-invest cash flows, using technology as an enabler to improve capabilities, reducing costs, and innovating. We critically evaluate management teams, aggressively recruit/retain talent, and implement succession planning strategies, focusing incentive systems for management on key value drivers and key performance indicators (“KPIs”). We also seek to standardize key processes to improve efficiency, which means exiting marginal business units and instead driving growth in core focus areas.

Public Markets Management. We seek to build a business plan that can be communicated to public investors, while preparing management to deliver the message at meetings, on conference calls, and at “Investor Day” presentations. We also regularly evaluate whether M&A or strategic combinations can create value for shareholders, as well as what capital markets transactions can reduce the company’s cost of capital.

Investment Criteria

We have developed the following high level, non-exclusive investment criteria that we use to screen for and evaluate a partnering candidate.

Size Range: We are focused on companies whose enterprise values are greater than $750 million and could be up to several billion dollars.

Geographic Focus: We are focused on North American or multi-national companies.

Target Sectors: We are focused on companies operating in one of four areas: technology-enabled businesses, business services, industrials, and consumer.

Sustainable Long-Term Growth: We will seek to partner with a business with attractive long-term organic growth as well as the potential for modest consolidation growth opportunities. We are focused on growth which is predictable and durable through cycles, with manageable risks.

Ability to Use Technology as a Differentiator: We believe that technology can be used “on offense” to boost company efficiencies, including both growth and profitability. We also believe that technology can be used “on defense” to protect against potential competitive and market threats.

Attractive Industry Structure: We will seek to partner with a business that has attractive long term dynamics around supply and demand, as well as a stable industry structure.

Competitive Differentiation and Leading Market Position: We will seek to partner with a business whose products or services have defensible competitive advantages versus existing and new competitors, as well as leading market positions.

Attractive Financial Profile: We will seek to partner with a business that has the ability to earn attractive profits and returns on capital that are well in excess of its cost of capital.

Strong Management and a Culture of Partnership: Our team and operating advisors will seek to partner with strong and capable management teams who see value in partnering with Periphas Capital.

Periphas Capital Ability to Add Value: We will seek to partner with a business which is within Periphas Capital’s or our operating partners’ areas of expertise, and where Periphas Capital can help the business and its management team create value in the future.

Differentiated Relationship with Seller: We will seek to partner with an existing owner of a business with whom Periphas Capital has a relationship that enables a proprietary dialogue.

Attractive Valuation: We will want to ensure that the valuation reflects the company’s underlying risk and return potential and that it is attractive relative to comparable public companies.

Public Company Ready: We will focus on companies which have “public company-ready” business plans and financials that can be clearly communicated to and understood by public investors.

These criteria are guidelines and not intended to be exhaustive, and the partnering transaction we deem most attractive may not satisfy certain of these criteria. Any evaluation relating to the merits of a particular partnering transaction may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our partnering transaction with a partnering candidate that does not meet the above criteria and guidelines, we will disclose that the partnering candidate does not meet the above criteria in our shareholder communications related to our partnering transaction, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission (the “SEC”).

Conflicts of Interest

We are not prohibited from pursuing a partnering transaction with a company that is affiliated with our sponsor, our officers or our directors. In the event we seek to complete our partnering transaction with a business that is affiliated with our sponsor, our officers or our directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such a partnering transaction is fair to our company from a financial point of view.

Members of our management team may directly or indirectly own our securities following our initial public offering and, accordingly, they may have a conflict of interest in determining whether a partnering candidate is an appropriate business with which to effectuate our partnering transaction. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular partnering transaction if the retention or resignation of any such officers and directors was included by a partnering candidate as a condition to any agreement with respect to our partnering transaction.

Periphas Capital manages several investment vehicles. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including public and private funds under the management of Periphas Capital and its respective portfolio companies, pursuant to which such officer or director is or will be required to present a partnering transaction opportunity to such entity. In addition, existing and future funds managed by Periphas Capital and its respective portfolio companies may compete with us for partnering transaction opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a partnering transaction opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such partnering transaction opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject.

While our sponsor and its affiliates do not have any duty to offer acquisition opportunities to us, our sponsor and its affiliates may become aware of a potential transaction that is an attractive opportunity for us, which it may decide to share with us. Conflicts may arise from Periphas Capital’s involvement with our company, as well as from actions undertaken by Periphas Capital or any of its affiliates for their own account. When acting for their own account, Periphas Capital or any of its affiliates may take commercial steps which may have an adverse effect on us. Any of Periphas Capital’s or its affiliates’ other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of Periphas Capital or any of its affiliates may at times be averse to ours.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or our sponsor and its affiliates, materially affect our ability to complete our partnering transaction.

Partnering Transaction

The NYSE rules require that our initial partnering transaction must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted). We refer to this as the 80% of net assets test. If our board of directors is not able independently to determine the fair market value of the partnering candidate or candidates, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the partnering candidate or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. While we consider it unlikely that our board of directors will not be able to make such independent determination of fair market value, it may be unable to do so if it is less familiar or experienced with the business of a particular partnering candidate or if there is a significant amount of uncertainty as to the value of the partnering candidate’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the partnering candidate or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders.

We anticipate structuring our partnering transaction so that the post-transaction company in which our public stockholders’ own shares will own or acquire 100% of the outstanding equity interests or assets of the partnering candidate or candidates. We may, however, structure our partnering transaction such that the post-transaction company owns or acquires less than 100% of such interests or assets of the partnering candidate in order to meet certain objectives of the partnering candidate management team or stockholders or for other reasons, but we will only complete such partnering transaction if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the partnering candidate or otherwise acquires a controlling interest in the partnering candidate sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the partnering candidate, our stockholders prior to our partnering transaction may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the partnering candidate and us in our partnering transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all the outstanding capital stock of a partnering candidate. In this case, we would acquire a 100% controlling interest in the partnering candidate. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our partnering transaction could own less than a majority of our outstanding shares subsequent to our partnering transaction. If less than 100% of the equity interests or assets of a partnering candidate or candidates are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our partnering transaction involves more than one partnering candidate, the 80% of net assets test will be based on the aggregate value of all the partnering candidates.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our partnering transaction.

We may pursue a partnering transaction opportunity jointly with our sponsor, Periphas Capital or one or more of its affiliates and/or investors in Periphas Capital or one of its affiliates. Any such parties may co-invest with us in the partnering candidate at the time of our partnering transaction, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our founder shares, issuances or deemed issuances of shares of Class A Common Stock or equity-linked securities would result in an adjustment to the ratio at which founder shares shall convert into shares of Class A Common Stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 5% of the sum of the total number of all shares of as-converted Class A Common Stock outstanding upon completion of our initial public offering (including the private placement shares), plus all shares of Class A Common Stock and equity-linked securities issued or deemed issued in connection with the partnering transaction, unless the holders of a majority of the then-outstanding founder shares agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither our sponsor nor Periphas Capital, nor any of their respective affiliates, have an obligation to make any such investment, and may compete with us for potential partnering transactions.

Status as a Public Company

We believe our structure will make us an attractive partnering transaction partner to partnering candidates. As an existing public company, we offer a partnering candidate an alternative to the traditional initial public offering through a merger or other partnering transaction with us. In a partnering transaction with us, the owners of the partnering candidate may, for example, exchange their shares of stock in the partnering candidate for shares of our Class A Common Stock (or shares of a new holding company) or for a combination of shares of our Class A Common Stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe partnering candidates will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical partnering transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a partnering transaction with us.

Furthermore, once a proposed partnering transaction is completed, the partnering candidate will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following a partnering transaction, we believe the partnering candidate would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential partnering candidates may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed partnering transaction, negatively.

Financial Position

With funds available for a partnering transaction initially in the amount of $414,000,000 (assuming no redemptions), we offer a partnering candidate a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our partnering transaction using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partnering candidate to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effectuating Our Partnering Transaction

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our partnering transaction using cash from the proceeds of our initial public offering and the private placement of the private placement CAPSTM, the proceeds of the sale of our shares in connection with our partnering transaction (pursuant to the forward purchase agreements or other forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the partnering candidate, debt issued to bank or other lenders or the owners of the partnering candidate, or a combination of the foregoing. We may seek to complete our partnering transaction with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our partnering transaction is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our partnering transaction or used for redemptions of our shares of Class A Common Stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our partnering transaction, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our partnering transaction, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the partnering transaction, in which case we may issue additional securities or incur debt in connection with such partnering transaction. There are no prohibitions on our ability to issue securities or incur debt in connection with our partnering transaction. Other than the forward purchase agreements, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Although our management will assess the risks inherent in a particular partnering candidate with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a partnering candidate may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a partnering candidate.

Sources of Partnering Candidates

We are not prohibited from pursuing a partnering transaction with a partnering candidate that is affiliated with our sponsor, officers or directors, or from completing the partnering transaction through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our partnering transaction with a partnering candidate that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm, that such a partnering transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Partnering Candidate and Structuring of Our Partnering Transaction

In evaluating a prospective partnering candidate, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular partnering candidate, we will proceed to structure and negotiate the terms of the partnering transaction.

The time required to select and evaluate a partnering candidate and to structure and complete our partnering transaction, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective partnering candidate with which our partnering transaction is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another partnering transaction. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our partnering transaction.

Lack of Business Diversification

For an indefinite period of time after the completion of our partnering transaction, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete a partnering transaction with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our partnering transaction with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our partnering transaction, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Partnering Candidate’s Management Team

Although we intend to closely scrutinize the management of a prospective partnering candidate when evaluating the desirability of effecting our partnering transaction with that business, our assessment of the partnering candidate’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the partnering candidate cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our partnering transaction. While it is possible that one or more of our directors will remain associated in some capacity with us following our partnering transaction, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our partnering transaction. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular partnering candidate.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our partnering transaction.

Following a partnering transaction, we may seek to recruit additional managers to supplement the incumbent management of the partnering candidate. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Partnering Transaction

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of partnering transactions we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval Is Required
Purchase of assets	No
Purchase of stock of partnering candidate not involving a merger with the company	No
Merger of partnering candidate into a subsidiary of the company	No
Merger of the company with a partnering candidate	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our partnering transaction if, for example:

•	we issue shares of Common Stock that will be equal to or in excess of 20% of the number of our shares of Common Stock then outstanding (other than in a public offering);

•

any of our directors, officers or substantial shareholders (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the partnering candidate or assets to be acquired or otherwise and the present or potential issuance of Common Stock could result in an increase in outstanding Common Stock or voting power of 5% or more; or

•	the issuance or potential issuance of Common Stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our partnering transaction and we do not conduct redemptions in connection with our partnering transaction pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our partnering transaction. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, initial stockholders, directors, officers, advisors, operating partners or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the partnering transaction and thereby increase the likelihood of obtaining stockholder approval of the partnering transaction or (ii) to satisfy a closing condition in an agreement with a partnering candidate that requires us to have a minimum net worth or a certain amount of cash at the closing of our partnering transaction, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our partnering transaction. Any such purchases of our securities may result in the completion of our partnering transaction that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our shares of Class A Common Stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial stockholders, officers, directors, operating partners and/or their affiliates may identify the stockholders with whom our initial stockholders, officers, directors, operating partners or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of Class A Common Stock) following our mailing of proxy materials in connection with our partnering transaction. To the extent that our sponsor, officers, directors, operating partners and advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our partnering transaction, whether or not such stockholder has already submitted a proxy with respect to our partnering transaction but only if such shares have not already been voted at the stockholder meeting related to our partnering transaction. Our sponsor, executive officers, directors, advisors, operating partners or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors, operating partners and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Partnering Transaction

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our partnering transaction at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the partnering transaction, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $25.00 per public share. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our partnering transaction.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed partnering transaction may impose a minimum cash requirement for: (i) cash consideration to be paid to the partnering candidate or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed partnering transaction exceed the aggregate amount of cash available to us, we will not complete the partnering transaction or redeem any shares in connection with such partnering transaction, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our partnering transaction either (i) in connection with a stockholder meeting called to approve the partnering transaction or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed partnering transaction or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding Common Stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s shareholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by holders of 60% of the voting power of our Common Stock.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our partnering transaction only if a majority of the outstanding shares of Common Stock voted are voted in favor of the partnering transaction. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our partnering transaction. For purposes of seeking approval of the majority of our outstanding shares of Common Stock voted, non-votes will have no effect on the approval of our partnering transaction once a quorum is obtained. As a result, in addition to the founder shares, private placement shares and the performance shares, we would need 6,087,201, or approximately 36.8%, of the 16,560,000 outstanding as of December 31, 2020, to be voted in favor of a partnering transaction (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our partnering transaction. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

file tender offer documents with the SEC prior to completing our partnering transaction, which contain substantially the same financial and other information about the partnering transaction and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our partnering transaction until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the partnering transaction.

Upon the public announcement of our partnering transaction, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A Common Stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the partnering transaction is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our partnering transaction will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed partnering transaction is not approved and we continue to search for a partnering candidate, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed partnering transaction may impose a minimum cash requirement for: (i) cash consideration to be paid to the partnering candidate or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed partnering transaction exceed the aggregate amount of cash available to us, we will not complete the partnering transaction or redeem any shares in connection with such partnering transaction, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Partnering Transaction If We Seek Stockholder Approval

If we seek stockholder approval of our partnering transaction and we do not conduct redemptions in connection with our partnering transaction pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed partnering transaction as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our partnering transaction, particularly in connection with a partnering transaction with a partnering candidate that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our partnering transaction.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the scheduled vote on the proposal to approve the partnering transaction is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our partnering transaction will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder will have up to two business days prior to the vote on the partnering transaction if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee will be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our partnering transaction.

If our partnering transaction is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed partnering transaction is not completed, we may continue to try to complete a partnering transaction with a different partnering candidate until 24 months (or 27 months, as applicable) from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if No Partnering Transaction

Our amended and restated certificate of incorporation provides that we will have only 24 months (or 27 months, as applicable) from the closing of our initial public offering to complete our partnering transaction. If we do not complete our partnering transaction within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our partnering transaction within the 24-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering. However, if our sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our partnering transaction within the allotted 24-month time period.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering transaction activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1.3 million of proceeds held outside the trust account (as of December 31, 2020), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement CAPSTM, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $25.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $25.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective partnering candidates and other entities with which we do business (other than our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriter of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective partnering candidate with which we have entered into a written letter of intent, confidentiality or other similar agreement or partnering transaction agreement, reduce the amount of funds in the trust account to below the lesser of (i) $25.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $25.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective partnering candidate who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our partnering transaction and redemptions could be reduced to less than $25.00 per public share. In such event, we may not be able to complete our partnering transaction, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partnering candidates.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $25.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $25.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $25.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective partnering candidates or other entities with which we do business (other than our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1.3 million of the proceeds held outside the trust account (as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a newly organized company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction, rather than an operating company, and our operations will be limited to searching for prospective partnering candidates to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective partnering candidates. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective partnering candidates or other entities with which we do business (other than our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $25.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $25.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders.

Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering transaction activity or (iii) if they redeem their respective shares for cash upon the completion of our partnering transaction. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our partnering transaction, a stockholder’s voting in connection with the partnering transaction alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a partnering candidate for our partnering transaction, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting partnering transactions directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger partnering candidates will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a partnering candidate. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our partnering transaction and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain partnering candidates. Either of these factors may place us at a competitive disadvantage in successfully negotiating a partnering transaction.

Facilities

We currently sub-lease our executive offices at 667 Madison Avenue, 15th Floor, New York, NY 10065 from our sponsor. We consider our current office space adequate for our current operations.

Employees

We currently have four executive officers, Sanjeev Mehra, Jeff Dodge, John Bowman and Anish Pathipati. Neither Sanjeev Mehra, Jeff Dodge, John Bowman nor Anish Pathipati is obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our partnering transaction. The amount of time they will devote in any time period will vary based on whether a partnering candidate has been selected for our partnering transaction and the stage of the partnering transaction process we are in. We do not intend to have any full time employees prior to the completion of our partnering transaction.

Periodic Reporting and Financial Information

We registered our CAPSTM, shares of Class A Common Stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective partnering candidate as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the partnering candidate. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential partnering candidates we may conduct a partnering transaction with because some partnering candidates may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our partnering transaction within the prescribed time frame. We cannot assure you that any particular partnering candidate identified by us as a potential partnering transaction candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential partnering candidate will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed partnering candidate. While this may limit the pool of potential partnering transaction candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A partnering candidate may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such partnering transaction.

On December 9, 2020, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our partnering transaction.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A Common Stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of shares of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Partnering Transaction

Our stockholders may not be afforded an opportunity to vote on our proposed partnering transaction, which means we may complete our partnering transaction even though a majority of our stockholders do not support such a transaction.

We may choose not to hold a stockholder vote to approve our partnering transaction if the partnering transaction would not require stockholder approval under applicable law or stock exchange listing requirements. Except for as required by applicable law or stock exchange requirements, the decision as to whether we will seek stockholder approval of a proposed partnering transaction or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our partnering transaction even if holders of a majority of our Common Stock do not approve of the partnering transaction we complete.

Your only opportunity to affect the investment decision regarding a potential partnering transaction may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our partnering transaction. Since our board of directors may complete a partnering transaction without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the partnering transaction, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our partnering transaction may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our partnering transaction.

If we seek stockholder approval of our partnering transaction, our initial stockholders and management team have agreed to vote in favor of such partnering transaction, regardless of how our public stockholders vote.

Our initial stockholders will hold 20% of the outstanding voting power of our Common Stock (not including the private placement shares or forward purchase shares). Our initial stockholders and management team also may from time to time purchase shares of Class A Common Stock prior to our partnering transaction. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of a partnering transaction, such partnering transaction will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and the performance shares. As a result, in addition to the founder shares, private placement shares and performance shares, we would need 6,087,201, or approximately 36.87%, of the 16,560,000 public shares outstanding as of December 31, 2020 to be voted in favor of a partnering transaction in order to have our partnering transaction approved (assuming all outstanding shares are voted). Accordingly, if we seek stockholder approval of our partnering transaction, the agreement by our initial stockholders and management team to vote in favor of our partnering transaction will increase the likelihood that we will receive the requisite stockholder approval for such partnering transaction.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential partnering candidate, which may make it difficult for us to enter into a partnering transaction with a partnering candidate.

We may seek to enter into a partnering transaction agreement with a prospective partnering candidate that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the partnering transaction. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related partnering transaction and may instead search for an alternate partnering transaction.

Prospective partnering candidates will be aware of these risks and, thus, may be reluctant to enter into a partnering transaction with us.

In evaluating a prospective target business for our initial partnering transaction, our management may rely on the availability of all of the funds from the sale of the forward purchase shares to be used as part of the consideration to the sellers in the initial partnering transaction. If the sale of the forward purchase shares does not close, we may lack sufficient funds to consummate our initial partnering transaction.

On December 9, 2020, we entered into forward purchase agreements with each of the anchor investors pursuant to which the anchor investors have committed to purchase in the aggregate, up to 3.0 million shares of Class A Common Stock, at a purchase price of $25.00 per share, in private placements to occur concurrently, and only in connection with, the closing of our initial partnering transaction. The obligations of our anchor investors to purchase the forward purchase shares are subject to the approval, prior to our entering into a definitive agreement for our initial partnering transaction, of their respective investment committees and the forward purchase agreements contain customary closing conditions. However, if the sale of the forward purchase shares does not close, we may lack sufficient funds to consummate our initial partnering transaction.

The requirement that we complete our partnering transaction within 24 months (or 27 months, as applicable) after the closing of our initial public offering (or such later date as approved by holders of a majority of the voting power of shares of our outstanding Common Stock that are voted at a meeting to extend such date, voting together as a single class) may give potential partnering candidates leverage over us in negotiating a partnering transaction and may limit the time we have in which to conduct due diligence on potential partnering transaction candidates, in particular as we approach our dissolution deadline, which could undermine our ability to complete our partnering transaction on terms that would produce value for our stockholders.

Any potential partnering candidate with which we enter into negotiations concerning a partnering transaction will be aware that we must complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering. Consequently, such partnering candidate may obtain leverage over us in negotiating a partnering transaction, knowing that if we do not complete our partnering transaction with that particular partnering candidate, we may be unable to complete our partnering transaction with any partnering candidate. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our partnering transaction on terms that we would have rejected upon a more comprehensive investigation.

Our search for a partnering transaction, and any partnering candidate with which we ultimately consummate a partnering transaction, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar

II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partnering candidate with which we consummate a partnering transaction could be materially and adversely affected. Furthermore, we may be unable to complete a partnering transaction if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the partnering candidate’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a partnering transaction will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a partnering transaction, or the operations of a partnering candidate with which we ultimately consummate a partnering transaction, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our partnering transaction within 24 months (or 27 months, as applicable) after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable partnering candidate and complete our partnering transaction within 24 months (or 27 months, as applicable) after the closing of our initial public offering. Our ability to complete our partnering transaction may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our partnering transaction, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our partnering transaction within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our partnering transaction, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed partnering transaction and reduce the public “float” of our Class A Common Stock.

If we seek stockholder approval of our partnering transaction and we do not conduct redemptions in connection with our partnering transaction pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our partnering transaction, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our sponsor, initial stockholders, directors, executive officers, advisors, operating partners or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the partnering transaction and thereby increase the likelihood of obtaining stockholder approval of the partnering transaction or to satisfy a closing condition in an agreement with a partnering candidate that requires us to have a minimum net worth or a certain amount of cash at the closing of our partnering transaction, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our partnering transaction. Any such purchases of our securities may result in the completion of our partnering transaction that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business—Effectuating Our Partnering Transaction — Permitted Purchases of our Securities” for a description of how our sponsor, directors, executive officers, advisors, operating partners or any of their affiliates will select which stockholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A Common Stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If we seek stockholder approval of our partnering transaction and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A Common Stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A Common Stock.

If we seek stockholder approval of our partnering transaction and we do not conduct redemptions in connection with our partnering transaction pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our partnering transaction. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our partnering transaction and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our partnering transaction. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for partnering transaction opportunities, it may be more difficult for us to complete our partnering transaction. If we do not complete our partnering transaction, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We have encountered and expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous partnering candidates we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement CAPSTM, our ability to compete with respect to the acquisition of certain partnering candidates that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain partnering candidates. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our partnering transaction in conjunction with a stockholder vote or via a tender offer. Partnering candidates will be aware that this may reduce the resources available to us for our partnering transaction. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a partnering transaction. If we do not complete our partnering transaction, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our partnering transaction and could even result in our inability to find a target or to consummate a partnering transaction.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into a partnering transaction, and there are still many special purpose acquisition companies seeking targets for their partnering transaction, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate a partnering transaction. In addition, because there are more special purpose acquisition companies seeking to enter into a partnering transaction with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close partnering transactions or operate targets post- partnering transaction. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a partnering transaction, and may result in our inability to consummate a partnering transaction on terms favorable to our investors altogether.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the 24 months (or 27 months, as applicable) following the closing of our initial public offering, it could limit the amount available to fund our search for a partnering candidate or candidates and complete our partnering transaction, and we will depend on loans from our sponsor or management team to fund our search and to complete our partnering transaction.

As of December 31, 2020, we had approximately $1.3 million in cash held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least 24 months (or 27 months, as applicable) following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partnering candidate. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep partnering candidates from “shopping” around for transactions with other companies or investors on terms more favorable to such partnering candidates) with respect to a particular proposed partnering transaction, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a partnering candidate and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partnering candidate.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our partnering transaction. Up to $1,500,000 of such loans may be convertible into private placement CAPSTM of the post-partnering transaction entity at a price of $25.00 per private placement CAPSTM at the option of the lender (which CAPSTM will immediately split into Class A shares and warrants). The warrants would be identical to the private placement CAPSTM. Prior to the completion of our partnering transaction, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our partnering transaction because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $25.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our partnering transaction, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a partnering candidate with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular partnering candidate, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the partnering candidate and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a partnering candidate or by virtue of our obtaining debt financing to partially finance the partnering transaction or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the partnering transaction could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the partnering transaction contained an actionable material misstatement or material omission.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our partnering transaction.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our partnering transaction. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a partnering transaction and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our partnering transaction; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering; and (iii) absent a partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering transaction activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a partnering transaction. If we do not complete our partnering transaction, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our partnering transaction, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our partnering transaction, and results of operations.

We may not hold an annual meeting of stockholders until after the consummation of our partnering transaction, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our partnering transaction, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our partnering transaction, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

You will not be permitted to exercise your warrants unless we register and qualify the underlying shares of Class A Common Stock or certain exemptions are available.

If the issuance of the shares of Class A Common Stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of CAPSTM will have paid the full CAPSTM purchase price solely for the shares of Class A Common Stock included in the CAPSTM.

We are not registering the shares of Class A Common Stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our partnering transaction, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the shares of Class A Common Stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our partnering transaction and to maintain a current prospectus relating to the shares of Class A Common Stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement.

We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A Common Stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A Common Stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Common Stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A Common Stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders, the anchor investors and holders of our private placement CAPSTM may make it more difficult to complete our partnering transaction, and the future exercise of such rights may adversely affect the market price of our shares of Class A Common Stock.

Pursuant to the agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders, the anchor investors and their permitted transferees can demand that we register the founder shares, the forward purchase shares, the performance shares and the Class A Common Stock into which such founder shares and performance shares are convertible, holders of our private placement CAPSTM and their permitted transferees can demand that we register the shares of Class A Common Stock and the warrants (and the shares of Class A Common Stock issuable upon exercise of such warrants) underlying such private placement CAPSTM, and holders of private placement CAPSTM that may be issued upon conversion of working capital loans may demand that we register the shares of Class A Common Stock and the warrants (and the shares of Class A Common Stock issuable upon exercise of such warrants) underlying such private placement CAPSTM. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock. In addition, the existence of the registration rights may make our partnering transaction more costly or difficult to conclude. This is because the stockholders of the partnering candidate may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of Class A Common Stock that is expected when the shares of Common Stock owned by our initial stockholders, holders of our private placement CAPSTM, holders of our working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a partnering candidate in a particular industry sector nor have we selected any specific partnering candidate with which to pursue our partnering transaction, you will be unable to ascertain the merits or risks of any particular partnering candidate’s operations.

Our efforts to identify a prospective partnering transaction candidate will not be limited to a particular industry, sector or geographic region. While we may pursue a partnering transaction opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including financial services. Our amended and restated certificate of incorporation prohibits us from effectuating a partnering transaction solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific partnering candidate with respect to a partnering transaction, there is no basis to evaluate the possible merits or risks of any particular partnering candidate’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our partnering transaction, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular partnering candidate, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a partnering candidate. We also cannot assure you that an investment in our CAPSTM will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a partnering candidate. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the partnering transaction could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the partnering transaction contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective partnering candidates, we may enter into our partnering transaction with a partnering candidate that does not meet such criteria and guidelines, and as a result, the partnering candidate with which we enter into our partnering transaction may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective partnering candidates, it is possible that a partnering candidate with which we enter into our partnering transaction will not have all of these positive attributes. If we complete our partnering transaction with a partnering candidate that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective partnering transaction with a partnering candidate that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a partnering candidate that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our partnering transaction if the partnering candidate does not meet our general criteria and guidelines. If we do not complete our partnering transaction, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our partnering transaction with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our partnering transaction.

We may issue additional shares of Class A Common Stock or shares of preferred stock to complete our partnering transaction or under an employee incentive plan after completion of our partnering transaction. We may also issue shares of Class A Common Stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our partnering transaction as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A Common Stock, par value $0.0001 per share, 1,000,000 shares of Class B Common Stock, par value, $0.0001 per share, 50,000,000 shares of Class F Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020, there were 363,194,400, 880,000, and 49,172,000 authorized but unissued shares of Class A Common Stock, Class B Common Stock, and Class F Common Stock, respectively, available for issuance. The shares of Class F Common Stock are automatically convertible into shares of Class A Common Stock concurrently with or immediately following the consummation of our partnering transaction, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of December 31, 2020, there are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A Common Stock or shares of preferred stock to complete our partnering transaction or under an employee incentive plan after completion of our partnering transaction. We may also issue a substantial and potentially unlimited number of additional shares of Class A Common Stock in accordance with the terms of the performance shares, as the performance shares are not subject to a conversion limitation in the event of increases in the price of our Class A Common Stock. In addition, we may also issue shares of Class A Common Stock to redeem the warrants or upon conversion of the founder shares at a ratio greater than one-to-one at the time of our partnering transaction as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our partnering transaction, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote together as a single class with our then outstanding public shares (a) on any partnering transaction or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a partnering transaction beyond 24 months (or 27 months, as applicable) from the closing of our initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of Common Stock or shares of preferred stock:

•

may significantly dilute the equity interest of investors in our initial public offering (which dilutive effect would increase as the price of our Class A Common Stock increases on a year-over-year basis, in respect of shares issued upon conversion of the performance shares);

•	may subordinate the rights of holders of shares of Class A Common Stock if shares of preferred stock are issued with rights senior to those afforded shares of our Class A Common Stock;

•

could cause a change in control if a substantial number of shares of Class A Common Stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our CAPSTM, shares of Class A Common Stock and/or warrants.

Our initial stockholders will receive additional shares of Class A Common Stock if we issue certain shares to consummate a partnering transaction.

The founder shares will automatically convert into shares of Class A Common Stock concurrently with or immediately following the consummation of our partnering transaction on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A Common Stock or equity-linked securities are issued or deemed issued in connection with our partnering transaction (including the forward purchase shares), the number of shares of Class A Common Stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 5% of the total number of shares of as-converted Class A Common Stock outstanding after such conversion (including the private placement shares), including the total number of shares of Class A Common Stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the partnering transaction; provided that such conversion of founder shares into shares of Class A Common Stock will never occur on a less than one-for-one basis.

Resources could be wasted in researching partnering transactions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our partnering transaction, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific partnering candidate and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific partnering transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific partnering candidate, we may fail to complete our partnering transaction for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our partnering transaction, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a partnering transaction, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our partnering transaction. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after a partnering transaction are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on shares of our Class A Common Stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on shares of our Class A Common Stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one partnering transaction with the proceeds of our initial public offering, the sale of the private placement CAPSTM, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of CAPSTM provided us with $414,000,000 that we may use to complete our partnering transaction. In addition, prior to the consummation of our initial public offering, we entered into forward purchase agreements with each of the anchor investors, pursuant to which the anchor investors have committed to purchase in the aggregate, up to 3.0 million shares of Class A Common Stock, at a purchase price of $25.00 per share, in private placements to occur concurrently, and only in connection with, the closing of our initial partnering transaction. The proceeds from the sale of forward purchase shares may be used as part of the consideration to the sellers in our initial partnering transaction, expenses in connection with our initial partnering transaction or for working capital in the post-transaction company. There can be no assurance that the purchase of the forward purchase shares will close.

We may effectuate our partnering transaction with a single partnering candidate or multiple partnering candidates simultaneously or within a short period of time. However, we may not be able to effectuate our partnering transaction with more than one partnering candidate because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partnering candidates as if they had been operated on a combined basis. By completing our partnering transaction with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several partnering transactions in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our partnering transaction.

We may attempt to simultaneously complete partnering transactions with multiple prospective partnering candidates, which may hinder our ability to complete our partnering transaction and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other partnering transactions, which may make it more difficult for us, and delay our ability, to complete our partnering transaction. With multiple partnering transactions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our partnering transaction with a private company about which little information is available, which may result in a partnering transaction with a company that is not as profitable as we suspected, if at all.

In pursuing our partnering transaction strategy, we may seek to effectuate our partnering transaction with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential partnering transaction on the basis of limited information, which may result in a partnering transaction with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our partnering transaction with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed partnering transaction may impose a minimum cash requirement for: (i) cash consideration to be paid to the partnering candidate or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our partnering transaction even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our partnering transaction and do not conduct redemptions in connection with our partnering transaction pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, operating partners, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed partnering transaction exceed the aggregate amount of cash available to us, we will not complete the partnering transaction or redeem any shares in connection with such partnering transaction, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate partnering transaction.

In order to effectuate a partnering transaction, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our partnering transaction that our stockholders may not support.

In order to effectuate a partnering transaction, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of partnering transaction, increased redemption thresholds and extended the time to consummate a partnering transaction and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending certain provisions of our amended and restated certificate of incorporation will require the approval of holders of 60% of the voting power of our Common Stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants that vote on such amendment and, solely with respect to any amendment to the terms of the private placement CAPSTM or any provision of the warrant agreement with respect to the private placement CAPSTM, 50% of the number of the then outstanding private placement CAPSTM. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a partnering transaction within 24 months (or 27 months, as applicable) of the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering transaction activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities, we would register, or seek an exemption from registration for, the affected securities. We may seek to amend our charter or governing instruments or extend the time to consummate a partnering transaction in order to effectuate our partnering transaction.

The provisions of our amended and restated certificate of incorporation that relate to our pre-partnering transaction activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 60% of the voting power of our Common Stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of a partnering transaction that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to partnering transaction activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 60% of the voting power of our Common Stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of the voting power of our Common Stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of the voting power of our outstanding Common Stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who, with their founder shares and performance shares, collectively hold 20% of the voting power of our Common Stock (not including the private placement shares) prior to the completion of a partnering transaction, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-partnering transaction behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a partnering transaction with which you do not agree.

Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering transaction activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our partnering transaction or to fund the operations and growth of a partnering candidate, which could compel us to restructure or abandon a particular partnering transaction. If we do not complete our partnering transaction, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement CAPSTM will be sufficient to allow us to complete our partnering transaction, because we have not yet entered into a definitive agreement with any specific partnering candidate we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement CAPSTM prove to be insufficient, either because of the size of our partnering transaction, the depletion of the available net proceeds in search of a partnering candidate, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our partnering transaction or the terms of negotiated transactions to purchase shares in connection with our partnering transaction, we may be required to seek additional financing or to abandon the proposed partnering transaction. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our partnering transaction, we would be compelled to either restructure the transaction or abandon that particular partnering transaction and seek an alternative partnering candidate. If we do not complete our partnering transaction, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our partnering transaction, we may require such financing to fund the operations or growth of the partnering candidate. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partnering candidate. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our partnering transaction.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders, with their founder shares and their performance shares, hold approximately 20% of the voting power of our common stock (not including the private placement shares) prior to the completion of a partnering transaction. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. Further, pursuant to a letter agreement with our sponsor, we have agreed not to enter into a definitive agreement regarding a partnering transaction without the prior written consent of our sponsor. As a result, we may not be permitted to enter into a partnering transaction that our Board believes to be in the stockholders’ best interests.

Further, for so long as any performance shares remain outstanding, we may not, without the prior or written consent of the holders of a majority of the performance shares then outstanding take certain actions such as to (i) change our fiscal year, (ii) increase the number of directors on the Board, (iii) pay any dividends or effect any split on any of our capital stock or make any distributions of cash, securities or any other property, (iv) adopt any stockholder rights plan, (v) acquire any entity or business with assets at a purchase price greater than 10% or more of our total assets measured in accordance with generally accepted accounting principles in the United States or the accounting standards then used by us in the preparation of our financial statements or (vi) issue any Class A shares in excess of 20% of our then outstanding Class A shares or that would otherwise require a stockholder vote pursuant to the rules of the stock exchange on which the Class A shares are then listed or (vii) make a rights offering to all or substantially all of the holders of shares of Class B Common Stock or issue additional shares of Class B Common Stock. As a result, the holders of the performance shares may be able to prevent us from taking such actions that the Board believes is in our interest.

If our initial stockholders purchase any CAPSTM in our initial public offering or if our initial stockholders purchase any additional shares of Class A Common Stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our shares of Class A Common Stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our partnering transaction, in which case all of the current directors will continue in office until at least the completion of the partnering transaction. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our partnering transaction.

Because we must furnish our stockholders with partnering candidate financial statements, we may lose the ability to complete an otherwise advantageous partnering transaction with some prospective partnering candidates.

The federal proxy rules require that the proxy statement with respect to the vote on a partnering transaction include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential partnering candidates we may acquire because some partnering candidates may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our partnering transaction within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Common Stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our partnering transaction, require substantial financial and management resources, and increase the time and costs of completing a partnering transaction.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a newly organized company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a partnering candidate with which we seek to complete our partnering transaction may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such partnering transaction.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A Common Stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preferred stock, and potential payments owed with respect to our performance shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the U.S. federal district courts shall have exclusive jurisdiction, unless we consent otherwise. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect our partnering transaction with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a partnering candidate with operations or opportunities outside of the United States for our partnering transaction, we may face additional burdens in connection with investigating, agreeing to and completing such partnering transaction, and if we effect such partnering transaction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a partnering candidate with operations or opportunities outside of the United States for our partnering transaction, we would be subject to risks associated with cross-border partnering transactions, including in connection with investigating, agreeing to and completing our partnering transaction, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our partnering transaction with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future partnering transactions may be effectuated;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such partnering transaction, or, if we complete such partnering transaction, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Risks Relating to our Securities

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable partnering transaction or optimize our capital structure.

At the time we enter into an agreement for our partnering transaction, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our partnering transaction agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable partnering transaction available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our partnering transaction would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our partnering transaction agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our partnering transaction would be unsuccessful is increased. If our partnering transaction is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our partnering transaction, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our partnering transaction. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our partnering transaction will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the partnering transaction is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of a partnering transaction, and then only in connection with those shares of Class A Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering transaction activity, and (iii) the redemption of our public shares if we do not complete a partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering, subject to applicable law and as further described herein. In addition, if we do not complete a partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months (or 27 months, as applicable) from the closing of our initial public offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our CAPSTM, shares of Class A Common Stock and warrants are currently listed on NYSE. Although after giving effect to our initial public offering, we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities may not be, or may not continue to be, listed on the NYSE in the future or prior to our partnering transaction. In order to continue listing our securities on the NYSE prior to our partnering transaction, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our partnering transaction, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, and our stockholder’s equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our CAPSTM, Class A Common Stock and warrants are currently listed on The NYSE, our CAPSTM, Class A Common Stock and warrants are covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on The NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement CAPS™ are intended to be used to complete a partnering transaction with a partnering candidate that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our partnering transaction than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of a partnering transaction.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $25.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective partnering candidates and other entities with which we do business (other than our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriter of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our partnering transaction within the prescribed timeframe, or upon the exercise of a redemption right in connection with our partnering transaction, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption.

Accordingly, the per-share redemption amount received by public stockholders could be less than the $25.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective partnering candidate with which we have entered into a written letter of intent, confidentiality or other similar agreement or partnering transaction agreement, reduce the amount of funds in the trust account to below the lesser of (i) $25.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $25.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective partnering candidate who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our partnering transaction and redemptions could be reduced to less than $25.00 per public share. In such event, we may not be able to complete our partnering transaction, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partnering candidates.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $25.00 per share.

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement CAPS™, in the amount of $414,000,000, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (net of permitted withdrawals) would be reduced. In the event that we are unable to complete our initial partnering transaction, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $414,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $25.00 per share.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $25.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $25.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $25.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our partnering transaction and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a newly organized company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction, rather than an operating company, and our operations will be limited to searching for prospective partnering candidates to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective partnering candidates. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our sponsor, officers and directors; the registration and stockholder rights agreement among us and our initial stockholders; the private placement CAPS™ purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement CAPS™ and other securities held by our sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our partnering transaction. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our partnering transaction, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our partnering transaction will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such partnering transaction, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our partnering transaction that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

In addition, pursuant to the terms of our amended and restated certificate of incorporation, the powers, preferences or relative, participating, optional or other special rights of the performance shares may be amended only with the prior vote or written consent of the holders of a majority of the performance shares then outstanding, voting separately as a single class, without the need to seek approval from any other class of capital stock, even in situations where the amendment to the terms of the performance shares may adversely impact such other class of capital stock.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A Common Stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, (ii) adjusting the provisions relating to cash dividends on shares of Common Stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then outstanding public warrants that vote to amend the warrant agreement, after at least 10 days’ notice that an amendment is being sought, is required to make any change that adversely affects the interests of the registered holders of public warrants. Although our ability to amend the terms of the public warrants with such 50% consent of is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our shares of Class A Common Stock equals or exceeds $45.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A Common Stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement CAPS™ will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our shares of Class A Common Stock and make it more difficult to effectuate our partnering transaction.

We issued warrants to purchase 4,140,000 shares of our Class A Common Stock as part of the CAPS™ sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 245,600 private placement CAPS™ with 61,400 warrants underlying such private placement CAPS™, each exercisable to purchase one share of Class A Common Stock at $28.75 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 60,000 private placement CAPS™, at the price of $25.00 per private placement CAPS™, with 15,000 warrants underlying such private placement CAPS™. To the extent we issue Common Stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A Common Stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a partnering candidate. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A Common Stock and reduce the value of the shares of Class A Common Stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partnering candidate.

Because each CAPS™ contains one-fourth of one warrant and only a whole warrant may be exercised, the CAPS™ may be worth less than CAPS™ of other special purpose acquisition companies.

Each CAPS™ contains one-fourth of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the CAPS™, and only whole CAPS™ will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A Common Stock to be issued to the warrant holder. This is different from other offerings similar to ours whose CAPS™ include one common share and one warrant to purchase one whole share. We have established the components of the CAPS™ in this way in order to reduce the dilutive effect of the warrants upon completion of a partnering transaction since the warrants will be exercisable in the aggregate for one-fourth of the number of shares compared to CAPS™ that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for partnering candidates. Nevertheless, this CAPS™ structure may cause our CAPS™ to be worth less than if it included a warrant to purchase one whole share.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential partnering transactions and general market or economic conditions, including as a result of the COVID-19 outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Risks Relating to our Sponsor and Management Team

We are a company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company, incorporated as a Delaware corporation, established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with no operating results, and we will not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our partnering transaction. We have no plans, arrangements or understandings with any prospective partnering candidate concerning a partnering transaction and may be unable to complete our partnering transaction. If we fail to complete our partnering transaction, we will never generate any operating revenues.

Past performance by our management team and their affiliates or our operating partners may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, or businesses associated with them, or our operating partners, is presented for informational purposes only. Past performance by our management team or our operating partners is not a guarantee either (i) of success with respect to any partnering transaction we may consummate or (ii) that we will be able to locate a suitable candidate for our partnering transaction. You should not rely on the historical record of the performance of our management team or operating partners, or businesses associated with either of them, as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We may seek partnering transaction opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a partnering transaction outside of our management’s areas of expertise if a partnering transaction candidate is presented to us and we determine that such candidate offers an attractive partnering transaction opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular partnering transaction candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our CAPS™ will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a partnering transaction candidate.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our partnering transaction. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential partnering transactions and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our partnering transaction and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our partnering transaction. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our partnering transaction is dependent upon the efforts of our key personnel. The role of our key personnel in the partnering candidate, however, cannot presently be ascertained. Although some of our key personnel may remain with the partnering candidate in senior management or advisory positions following our partnering transaction, it is likely that some or all of the management of the partnering candidate will remain in place. While we intend to closely scrutinize any individuals we engage after our partnering transaction, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a partnering candidate in connection with a particular partnering transaction, and a particular partnering transaction may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our partnering transaction and as a result, may cause them to have conflicts of interest in determining whether a particular partnering transaction is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our partnering transaction only if they are able to negotiate employment or consulting agreements in connection with the partnering transaction. Such negotiations would take place simultaneously with the negotiation of the partnering transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the partnering transaction. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a partnering candidate, subject to their fiduciary duties under Delaware law.

We may have a limited ability to assess the management of a prospective partnering candidate and, as a result, may affect our partnering transaction with a partnering candidate whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our partnering transaction with a prospective partnering candidate, our ability to assess the partnering candidate’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the partnering candidate’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the partnering candidate’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the partnering transaction could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the partnering transaction contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our partnering transaction. The loss of a partnering candidate’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our partnering transaction cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our partnering transaction, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors and operating partners will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our partnering transaction.

Our executive officers, directors and operating partners are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a partnering transaction and their other businesses. We do not intend to have any full-time employees prior to the completion of our partnering transaction. Each of our executive officers, directors and operating partners is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers, directors and operating partners are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’, directors’ and operating partners’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our partnering transaction.

Our officers, directors and operating partners presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our partnering transaction, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a partnering transaction opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partnering candidate may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our executive officers, directors, security holders, operating partners and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders, operating partners or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a partnering transaction with a partnering candidate that is affiliated with our sponsor, our directors, executive officers or operating partners, although we do not intend to do so, or we may acquire a partnering candidate through an affiliated joint acquisition with one or more affiliates of Periphas Capital and/or one or more investors in Periphas Capital or one of its affiliates. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors, officers and operating partners may influence their motivation in timely identifying and selecting a partnering candidate and completing a partnering transaction. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable partnering candidate may result in a conflict of interest when determining whether the terms, conditions and timing of a particular partnering transaction are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a partnering transaction with one or more partnering candidates that have relationships with entities that may be affiliated with our sponsor, executive officers, directors, operating partners, anchor investors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers, operating partners and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors, operating partners, anchor investors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for partnering transaction opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our partnering transaction with any entities with which they are affiliated, and there have been no substantive discussions concerning a partnering transaction with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a partnering transaction and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent accounting firm regarding the fairness to our company from a financial point of view of a partnering transaction with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors, operating partners, anchor investors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the partnering transaction may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may pursue an affiliated joint acquisition opportunity with one or more affiliates of Periphas Capital and/or one or more investors in Periphas Capital or one of its affiliates. Any such parties may co-invest with us in the partnering candidate at the time of our partnering transaction, or we could raise additional proceeds to complete the partnering transaction by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our sponsor, executive officers and directors will lose their entire investment in us if our partnering transaction is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular partnering candidate is appropriate for our partnering transaction.

On September 14, 2020, our sponsor purchased an aggregate of (a) 690,000 founder shares in exchange for a capital contribution of $6,250, or approximately $0.01 per share and (b) 120,000 performance shares for a capital contribution of $18,750, or approximately $0.16 per share. On December 11, 2020, we effected a 1 for 1.2 forward stock split of the founder shares that increased the number of outstanding founder shares from 690,000 to 828,000 shares. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 16,560,000 CAPS™, and therefore that such founder shares would represent 5% of the outstanding shares of Class A Common Stock (not including the private placement shares) issued in our initial public offering. The founder shares will be worthless if we do not complete a partnering transaction. In addition, our sponsor purchased an aggregate of 245,600 private placement CAPS™, for an aggregate purchase price of $6,140,000, or $25.00 per private placement CAPS™. The 61,400 warrants underlying such private placement CAPS™ will also be worthless if we do not complete our partnering transaction. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partnering transaction, completing a partnering transaction and influencing the operation of the business following the partnering transaction. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of a partnering transaction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located at 667 Madison Avenue, 15th Floor, New York, NY 10065. The cost for our use of this space is included in the $20,000 per month fee we pay to an affiliate of our sponsor for office space and administrative support services. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our CAPS™, shares of Class A Common Stock and warrants are each traded on the NYSE under the symbol “PCPC.U.,” “PCPC,” and “PCPC WS” respectively. Our CAPS™ commenced public trading on December 15, 2020. Our shares of Class A Common Stock and warrants began separate trading on February 1, 2021.

(b)	Holders

As of March 23, 2021, there were two holders of record for our CAPS™, one holder of record for our shares of Class A Common Stock, one holder of our shares of Class B Common Stock, one holder of our shares of Class F Common Stock, and one holder of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a partnering transaction. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a partnering transaction. The payment of any cash dividends subsequent to a partnering transaction will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On September 14, 2020, PCPC Holdings, LLC, our sponsor, purchased an aggregate of (a) 690,000 founder shares in exchange for a capital contribution of $6,250, or approximately $0.01 per share and (b) 120,000 performance shares for a capital contribution of $18,750, or $0.156 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On December 11, 2020, the Company effected a 1 for 1.2 forward stock split of the shares of Class F common stock that increased the number of outstanding shares of Class F common stock from 690,000 to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the stock split. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 16,560,000 CAPSTM and therefore that such founder shares would represent 5% of the outstanding Class A shares (not including the private placement shares) issued in our initial public offering.

Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our sponsor is to act as the company’s sponsor in connection with our initial public offering. The limited liability company agreement of our sponsor provides that its membership interests may only be transferred to our officers or directors or other persons affiliated with our sponsor, or in connection with estate planning transfers.

The registration statement for our Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, we consummated the Initial Public Offering of 14,400,000 CAPS™ (the “CAPS™”), at an offering price of $25.00 per CAPS™, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $4.0 million (net of reimbursement of offering costs of approximately $350,000 from the underwriters. The underwriters exercised the over-allotment option in full and on December 16, 2020 purchased an additional 2,160,000 additional CAPS™ at the public offering price (the “Over-Allotment CAPS™”), generating gross proceeds of approximately $54.0 million, and we incurred additional offering costs of approximately $540,000 in underwriting fees (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 224,000 private placement CAPS™ (the “Private Placement CAPS™”) at a price of $25.00 per CAPS™ to the Sponsor, generating proceeds of $5.6 million and simultaneously with the closing of the Over-Allotment on December 16, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS™ at a price of $25.00 per CAPS™ by the Sponsor, generating gross proceeds to the Company of $540,000 (the “Private Placements”). This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Upon the closing of the Initial Public Offering, the Private Placements, and the Over-Allotment, $414.0 million ($25.00 CAPS™) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placements was placed in a trust account.

We paid a total of $4.1 million in underwriting discounts and commissions and approximately $0.5 million for other offering costs related to the Initial Public Offering (net of reimbursement of offering costs of $350,000 from the underwriter).

There has been no material change in the planned use of the proceeds from the Initial Public Offering and the Private Placements as is described in our final prospectus related to the Initial Public Offering.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Periphas Capital Partnering Corporation,” “our,” “us” or “we” refer to Periphas Capital Partnering Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on September 11, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar partnering transaction with one or more businesses, which we refer to as a “Partnering Transaction.” We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is PCPC Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, we consummated the Initial Public Offering of 14,400,000 CAPS™ (the “CAPS™”), at an offering price of $25.00 per CAPS™, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $4.0 million (net of reimbursement of offering costs of approximately $350,000 from the underwriters. The underwriters exercised the over-allotment option in full and on December 16, 2020 purchased an additional 2,160,000 additional CAPS™ at the public offering price (the “Over-Allotment CAPS™”), generating gross proceeds of approximately $54.0 million, and we incurred additional offering costs of approximately $540,000 in underwriting fees (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 224,000 private placement CAPS™ (the “Private Placement CAPS™”) at a price of $25.00 per CAPS™ to the Sponsor, generating proceeds of $5.6 million and simultaneously with the closing of the Over-Allotment on December 16, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS™ at a price of $25.00 per CAPS™ by the Sponsor, generating gross proceeds to the Company of $540,000 (the “Private Placements”).

Upon the closing of the Initial Public Offering, the Private Placements, and the Over-Allotment, $414.0 million ($25.00 per CAPS™) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Partnering Transaction within 24 months or December 14, 2022, (or 27 months, or March 14, 2023, if we execute a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction within 24 months) from the closing of the Initial Public Offering to complete our initial Partnering Transaction (the “Partnering Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $25.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Results of Operations

Our entire activity from September 11, 2020 (inception) through December 31, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Partnering Transaction. We will not generate any operating revenues until the closing and completion of our Partnering Transaction.

For the period from September 11, 2020 (inception) through December 31, 2020, we had a net loss of approximately $76,000, which consisted of approximately $65,000 of general and administrative expenses, including approximately $14,000 of general and administrative expenses with related party, and franchise tax expense of approximately $12,000, offset by approximately $1,000 of interest on the investments held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $1.3 million in cash and working capital of approximately $1.5 million.

Our liquidity needs through the Initial Public Offering had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares and the Performance Shares, a loan under the Note from our Sponsor of approximately $148,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note to our Sponsor on December 15, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Partnering Transaction, our Sponsor may, but is not obligated to, provide us Working Capital Loans. As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Partnering Transaction or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Partnering Transaction candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Partnering Transaction.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Registration and Stockholder Rights

The holders of the Founder Shares, Performance Shares, Forward Purchase Shares, Private Placement Warrants and private placement shares underlying Private Placement CAPS™ and private placement CAPS™ that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants that are part of the Private Placement CAPS™, and CAPS™ may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and the Performance Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 16,419,021 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets.

Net Loss Per Share of Common Stock

We comply with accounting and disclosure requirements of Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, reduced for shares subject to forfeiture. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 4,201,400 shares of our Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Net loss per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes, which was approximately $0 for the period from September 11, 2020 (inception) through December 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B and Class F common stock is calculated by dividing the net loss of approximately $76,000, less income attributable to Class A common stock of $0 by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404,

(ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Report starting on pages F-1. See the “Index to Financial Statements” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Sanjeev Mehra	62	Chief Executive Officer and Director
Jeff Dodge	49	Chief Operating Officer and Director
John Bowman	50	Chief Financial Officer
Anish Pathipati	31	Executive Vice President
Allen Spizzo	63	Director
Eric Dobkin	77	Director
Matt Espe	62	Director

Sanjeev Mehra, serves as our Chief Executive Officer and a member of our Board of Directors since September 2020 and as Chairman of our Board of Directors since December 2020. Mr. Mehra is the co-founder and Managing Partner of Periphas Capital, a private equity investing firm focused on making investments in technology-enabled businesses, business services, industrials and consumer industries. Prior to founding Periphas Capital in 2017, Mr. Mehra worked at Goldman Sachs for thirty-one years where he most recently served as Partner from 1998 to 2016. He was a founding member of Goldman Sachs’ Principal Investment Area (“PIA”), the firm’s private investing arm of its Merchant Banking Division (“MBD”). Over a 27-year tenure in PIA at Goldman Sachs, Mr. Mehra led 37 transactions with an invested cost of $4.8 billion, representing approximately $70 billion of enterprise value. He served on the PIA Investment Committee from 1998 to 2017, which approved and oversaw approximately $100 billion of capital deployment across private equity and private credit. Throughout his career at Goldman Sachs, Mr. Mehra held a range of senior positions, including vice chairman of the global private equity business, and prior to that, co-head of the Americas private equity business. Mr. Mehra was also the co-founder and co-head of the India private equity business. Mr. Mehra was the Chairman of PIA’s Operating Committee, tasked with portfolio management and oversight. Additionally, he was a member of the MBD Client and Business Standards Committee, the MBD Risk Committee, the firm’s US Retirement Investment Committee, and the Firmwide Business Practices Committee. Mr. Mehra has served on the boards of over 25 portfolio companies, including: Allflex USA, Inc.; Amscan Holdings, Inc.; Aramark; Burger King Holdings, Inc; Great Plains Software, Inc.; Hexcel Corporation; Interline Brands; KAR Auction Services, Inc.; Nalco Company; NetJets Inc.; SunGard Data Systems, Inc; and TVS Logistics Services Limited; among others. Prior to attending graduate school and joining Goldman Sachs, Mr. Mehra was employed by McKinsey & Company as an analyst. Mr. Mehra serves on the Board of Directors of the World Wildlife Fund. Mr. Mehra earned an M.B.A. with Distinction from Harvard Business School and a B.A. from Harvard College magna cum laude. We believe Mr. Mehra’s extensive business experience qualifies him to serve on our board of directors.

Jeff Dodge, serves as our Chief Operating Officer since September, 2020 and as a member of our Board of Directors since December 2020. He is a founding member of Periphas Capital and leads the firm’s deal sourcing, executive network development and intermediary relationship management. He also works actively in execution of private equity investments. Mr. Dodge previously built and led the business development effort at Berkshire Partners, a Boston based private equity firm with $16 billion of capital commitments. As Head of Business Development from 2013 until his departure to co-found Periphas Capital in 2017, Mr. Dodge led Berkshire’s efforts in direct investment opportunity development and global intermediary management. While at Berkshire, Mr. Dodge worked closely with a network of executive advisors to create an industry-aligned group of key advisors working with industry investment teams to source, diligence and execute investments, as well as serve in value creation capacities within the portfolio. Prior to joining Berkshire in 2013, Mr. Dodge was a Managing Director in the Global Industrials and Financial Sponsors Groups at Goldman Sachs. He started his career at Goldman Sachs in the Mergers Department in 1999. Earlier in his career, Mr. Dodge worked for Andersen Consulting in the strategy formulation practice. Mr. Dodge serves on the Board of Trustees of the Chestnut Hill School, and the Advisory Board of Mesa de Vida. Mr. Dodge earned an M.B.A. from The Tuck School at Dartmouth where he was a Tuck Scholar, and a B.A. from Yale University. We believe Mr. Dodge’s extensive business experience qualifies him to serve on our board of directors.

John Bowman, serves as our Chief Financial Officer since September, 2020. He is a founding member of Periphas Capital, and leads the firm’s finance, control and administration as Chief Financial Officer since its inception in 2017. Mr. Bowman worked at Goldman Sachs from 1995 to 2017, most recently serving as Managing Director in the Finance and Administration department for the Merchant Banking Division (“MBD”) until his departure. Mr. Bowman was responsible for managing a group of people covering a variety of functions, including (i) valuation for the entire GS MBD private equity portfolio; (ii) monitoring individual portfolio company performance; and (iii) budgeting and forecasting for MBD as a division of Goldman Sachs. Earlier in his career at Goldman Sachs, he also performed tasks or managed people in the following functional areas: (i) foreign currency and interest rate hedging; (ii) investment structuring and execution; and (iii) accounting and financial reporting. In his first two years out of college, before joining Goldman Sachs, he worked at Ernst and Young, primarily auditing financial companies as a senior and staff accountant. Mr. Bowman graduated from Georgetown University in 1992 with a BSBA as a double major in Finance and Accounting.

Anish Pathipati, serves as our Executive Vice President since September 2020. He is a Principal at Periphas Capital, where he identifies, evaluates, and executes investments and helps manage portfolio companies. Prior to joining Periphas Capital in early 2019, Mr. Pathipati was Founding Director and Head of Analytics and Execution at North Island, a private equity firm, from 2017 until 2019. Before North Island, Mr. Pathipati was a Principal at investment firm Brave Warrior Advisors from 2015 to 2017, where he helped manage the firm’s portfolio of concentrated equity positions in public companies. Mr. Pathipati was previously with Silver Lake Partners from 2012 to 2014, where he worked on a number of technology private equity investments, value creation plans, and exits. Earlier in his career, Mr. Pathipati worked in investment banking with Goldman Sachs and J.P. Morgan. Mr. Pathipati has been named to Forbes Magazine’s “30 Under 30” list as well as Business Insider’s “Rising Stars of Wall Street” list. Mr. Pathipati has an M.B.A. with High Distinction from Harvard Business School, where he was a Baker Scholar. He also has an undergraduate degree from the University of Pennsylvania’s Wharton School, where he ranked #1 in his class, graduated Summa Cum Laude, and was elected to Beta Gamma Sigma.

Allen Spizzo, serves as a member of our Board of Directors since December 2020. He has been a business and management consultant focused on the chemicals, materials, biotechnology and pharmaceutical industries, since November 2008, and he also serves as an investment adviser and asset management trustee. Mr. Spizzo served as Vice President and Chief Financial Officer of Hercules Incorporated (“Hercules”), a former S&P 500 specialty chemicals company, until the company was sold to Ashland Inc. in 2008. Mr. Spizzo currently serves on the board of directors for Ferro Corporation (NYSE:FOE) a global specialty materials company and is chair of the compensation committee and a member of the audit committee. Mr. Spizzo recently served on the board of directors of OM Group, Incorporated (NYSE:OMG) until its sale in 2015, A. Schulman (NYSE:SCLM) until its sale in 2018 and Global Specimen Solutions a biopharmaceutical informatics company until its sale in 2017. Mr. Spizzo holds a B.S. in Chemical Engineering from North Carolina State University and a M.B.A. from the University of Akron. We believe Mr. Spizzo’s extensive business experience qualifies him to serve on our board of directors.

Eric S. Dobkin, serves as a member of our Board of Directors since December 2020. Prior to his retirement in 2016 he was an Advisory Director and Chairman Emeritus of Global Equity Capital Markets at Goldman Sachs having served as its founder and head from 1985 to 1997. During Mr. Dobkin’s tenure at Goldman Sachs, he served on the Commitments Committee, the Firmwide Capital Committee, the Firmwide Suitability Committee and the Operating Committee. Mr. Dobkin has been recognized as the father of the modern day IPO. In 1998, Mr. Dobkin received the first Lifetime Achievement Award from International Financial Review, and in 2004, he received the Special Award for Equities in celebration of IFRs 30th anniversary. Mr. Dobkin also serves as a senior advisor to Starr Investment Holdings. Mr. Dobkin earned an A.B. from Marietta College and a M.B.A. from the Harvard Business School. Mr. Dobkin also received an Honorary LL.D. from Marietta having served as an emeritus trustee. We believe Mr. Dobkin’s extensive business experience qualifies him to serve on our board of directors.

Matt Espe, serves as a member of our Board of Directors since December 2020. He has more than 30 years of experience in sales, marketing and management of global manufacturing businesses. Throughout Mr. Espe’s career, he successfully led several multibillion dollar manufacturing, infrastructure and business services companies. Mr. Espe was recruited by Sterling Partners in January 2017 to lead the transformation of Radial Inc. (“Radial”) as their Chief Executive Officer. Mr. Espe led the successful sale of Radial to the Belgian Post Group. Prior to Mr. Espe’s time at Radial, he served as Chief Executive Officer of Armstrong World Industries (NYSE:AWI) from July 2010 until March 2016. Prior to AWI, Mr. Espe was Chairman and Chief Executive Officer of IKON Office Solutions

(NYSE: IKN) from 2002 until 2008. Prior to IKON, Mr. Espe spent 23 years at General Electric where he served as the President and Chief Executive Officer of General Electric Lighting from 1999 until 2002. Mr. Espe is currently an operating partnering with Periphas Capital, Strategic Value Partners Global, and Advent International. Mr. Espe is the non-executive Chairman of Klöckner Pentaplast Group and OminMax International, and a member of the board of directors of Pfleiderer Group, WESCO International (NYSE: WCC), Realogy Holdings (NYSE:RLGY), and Cenveo Corporation (NYSE:CVO). Mr. Espe is also a Member of the Board of Trustees of ECS Philadelphia. Mr. Espe holds a B.S. in Marketing from the University of Idaho and an M.B.A. from Whittier College. We believe Mr. Espe’s extensive business experience qualifies him to serve on our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Sanjeev Mehra and Jeff Dodge, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Matt Espe and Allen Spizzo, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Eric S. Dobkin, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office.

Pursuant to the agreement entered into on or prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial partnering transaction, is entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and stockholder rights agreement.

Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

The NYSE rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Allen Spizzo, Eric Dobkin, and Matt Espe are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Allen Spizzo, Eric Dobkin, and Matt Espe serves as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Allen Spizzo serves as the chairman of the audit committee. Our board of directors has determined that each of Allen Spizzo, Eric Dobkin, and Matt Espe are independent, that each member of the audit committee is financially literate and that Allen Spizzo qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•

reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

The audit committee is a separately designated standing committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Allen Spizzo, Eric Dobkin, and Matt Espe. Matt Espe serves as chairman of the compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have a compensation committee comprised entirely of independent directors. Our board of directors has determined that each of Allen Spizzo, Eric Dobkin, and Matt Espe are independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are Allen Spizzo, Eric Dobkin, and Matt Espe, and Eric Dobkin serves as chairman of the corporate governance and nominating committee. Under the NYSE listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Allen Spizzo, Eric Dobkin, and Matt Espe are independent.

The primary function of the corporate governance and nominating committee include:

•	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

•	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

•	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

•	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

•

overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

•	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

•	considering director nominees recommended by stockholders; and

•	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the charter, generally provide that persons to be nominated:

•	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

•	should have current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

•	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

•	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

•

should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

•

should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”).

A copy of the Code of Ethics will be provided without charge upon written request to our principal executive offices. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a partnering transaction opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a partnering transaction opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such partnering transaction opportunity to such entity. Notwithstanding the foregoing, we may pursue an affiliated joint acquisition opportunity with one or more affiliates of Periphas Capital and/or one or more investors in Periphas Capital or one of its affiliates, to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the partnering candidate at the time of our partnering transaction, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our partnering transaction.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Sanjeev Mehra	Periphas Capital(1)	Private Equity	Managing Partner

John Bowman	Periphas Capital(1)	Private Equity	Chief Financial Officer

Jeff Dodge	Periphas Capital(1)	Private Equity	Partner

Anish Pathipati	Periphas Capital(1)	Private Equity	Principal

Allen Spizzo	Ferro Corporation	Technology Manufacturing	Board Member

Matt Espe	WESCO International	Technology Manufacturing	Board Member
	Realogy Holdings Corp	Real Estate	Board Member
	OmniMax International	Manufacturing	Board Member
	Cenveo Corporation	Manufacturing	Board Member

(1)	Funds and other affiliates

Potential investors should also be aware of the following other potential conflicts of interest:

•

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a partnering transaction and their other businesses. We do not intend to have any full-time employees prior to the completion of our partnering transaction. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•

Our initial stockholders purchased founder shares prior to our initial public offering and purchased private placement CAPSTM in a transaction that closed simultaneously with the closing of our initial public offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our partnering transaction. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after our initial public offering.

Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our partnering transaction within the prescribed time frame. If we do not complete our partnering transaction within the prescribed time frame, the private placement CAPSTM will expire worthless.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular partnering transaction if the retention or resignation of any such officers and directors was included by a partnering candidate as a condition to any agreement with respect to our partnering transaction.

We are not prohibited from pursuing a partnering transaction with a partnering candidate that is affiliated with our sponsor, officers or directors or completing the partnering transaction through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our partnering transaction with a partnering candidate that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking or an independent accounting firm, that such partnering transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our partnering transaction. Further, we also pay an affiliate of our sponsor, for office space, secretarial, and administrative services provided to members of our management team $20,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our partnering transaction to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares and performance shares, and they and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased during or after the offering in favor of our partnering transaction.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in our initial public offering or thereafter (in the event we do not consummate a partnering transaction), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the partnering transaction will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions. We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION

Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Since the consummation of our initial public offering and until the earlier of consummation of our partnering transaction and our liquidation, we will pay an affiliate of our sponsor for office space, secretarial and administrative services provided to members of our management team $20,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partnering candidates and performing due diligence on suitable partnering transactions. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers, operating partners or directors, or our or their affiliates. Any such payments prior to a partnering transaction will be made from (i) funds held outside the trust account or (ii) interest earned on the trust account and released to us to pay our taxes. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a partnering transaction. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our partnering transaction.

After the completion of our partnering transaction, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed partnering transaction. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed partnering transaction, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our partnering transaction, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our partnering transaction. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a partnering candidate but we do not believe that the ability of our management to remain with us after the consummation of our partnering transaction will be a determining factor in our decision to proceed with any potential partnering transaction. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

•	each of our executive officers and director; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 16,805,600 Class A common stock, par value $0.0001, and 828,000 Class F common stock outstanding as of March 23, 2021. Voting power represents the combined voting power of Class A commons stock and Class F common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and Class F common stock vote together as a single class. The following table does not reflect record or beneficial ownership of the private placement CAPSTM as these warrants are not exercisable within 60 days of the date of March 23, 2021 and shares of Class A common stock issuable pursuant to the forward purchase agreements, as such shares will only be issued with the closing of our initial partnering transaction and shares of Class B Common Stock since they convert into shares of Class A common stock on the last day of each fiscal year following consummation of the partnering transaction, depending on a number of factors including, but not limited to, the per price share of Class A common stock.

Name of Beneficial Owners(1)	Class A Common Stock		Class F Common Stock(2)
	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
PCPC Holdings, LLC(3)	245,600	1.4%	828,000	100%
Integrated Core Strategies (US) LLC(4)	1,060,000	6.3%	—	—
Apollo Atlas Master Fund, LLC(5)	1,000,000	5.9%	—	—
Empyrean Capital Overseas Master Fund, Ltd.(6)	867,420	5.1%	—	—
Fir Tree Capital Management LP(7)	1,000,000	5.9%	—	—
Sanjeev Mehra(3)	245,600	1.4%	828,000	100%
John Bowman	—	—	—	—
Jeff Dodge	—	—	—	—
Anish Pathipati	—	—	—	—
Allen Spizzo	—	—	—	—
Eric Dobkin	—	—	—	—
Matt Espe	—	—	—	—
All officers and directors as a group (7 individuals)	245,600	1.4%	828,000	100%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is 667 Madison Avenue, 15th Floor, New York, NY 10065.
(2)	Class F common stock will automatically convert into shares of Class A common stock at the time of the initial partnering transaction on a one-for-one basis, subject to certain adjustment.
(3)	PCPC Holdings, LLC, our sponsor, is the record holder of the shares reported herein. Our sponsor is controlled by its managing member, and Sanjeev Mehra indirectly controls the managing member.

(4)

Based solely on the Schedule 13G filed jointly by Integrated Core Strategies (US) LLC (“Integrated Core Strategies”), Riverview Group LLC (“Riverview Group”), ICS Opportunities, Ltd. (“ICS Opportunities”), Millennium International Management LP (“Millennium International Management”), Millennium Management LLC (“Millennium Management”), Millennium Group Management LLC (“Millennium Group Management”), and Israel A. Englander (“Mr. Englander”) with the SEC on December 16, 2020. i) I Integrated Core Strategies, a Delaware limited liability company, beneficially owned 655,000 shares of the Class A Common Stock as a result of holding 655,000 of the CAPS™, (ii) Riverview Group, a Delaware limited liability company, beneficially owned 250,000 shares of the Class A Common Stock as a result of holding 250,000 of the CAPS™; and (iii) ICS Opportunities, an exempted company organized under the laws of the Cayman Islands, beneficially owned 155,000 shares of the Class A Common Stock as a result of holding 155,000 of the Issuer’s CAPS™, which together with the shares of the Issuer’s Class A Common Stock beneficially owned by Integrated Core Strategies and Riverview Group represented 1,060,000 shares of the Issuer’s Class A Common Stock. Millennium International Management, a Delaware limited partnership, is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management, a Delaware limited liability company, is the general partner of the managing member of Integrated Core Strategies and Riverview Group and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management, a Delaware limited liability company, is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Mr. Englander, a United States citizen, currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. The business address of each is 666 Fifth Avenue, New York, New York 10103.

(5)

Based solely on the Schedule 13G filed jointly by (i) Apollo Atlas Master Fund, LLC (“Atlas”); (ii) Apollo Atlas Management, LLC (“Atlas Management”); (iii) Apollo PPF Credit Strategies, LLC (“PPF Credit Strategies”); (iv) Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”); (v) Apollo ST Fund Management LLC (“ST Management”); (vi) Apollo ST Operating LP (“ST Operating”); (vii) Apollo ST Capital LLC (“ST Capital”); (viii) ST Management Holdings, LLC (“ST Management Holdings”); (ix) Apollo A-N Credit Fund (Delaware), L.P. (“A-N Credit”); (x) Apollo A-N Credit Management, LLC (“A-N Credit Management”); (xi) Apollo Capital Management, L.P. (“Capital Management”); (xii) Apollo Capital Management GP, LLC (“Capital Management GP”); (xiii) Apollo Management Holdings, L.P. (“Management Holdings”); and (xiv) Apollo Management Holdings GP, LLC (“Management Holdings GP”) with the SEC on December 21, 2020. Atlas, PPF Credit Strategies, Credit Strategies, and A-N Credit each holds securities of the Company. Atlas Management serves as the investment manager of Atlas. Credit Strategies is the sole member of PPF Credit Strategies. ST Management serves as the investment manager for Credit Strategies. ST Operating is the sole member of ST Management. The general partner of ST Operating is ST Capital. ST Management Holdings is the sole member of ST Capital. A-N Credit Management serves as the investment manager for A-N Credit. Capital Management serves as the sole member of Atlas Management and A-N Credit Management, and as the sole member and manager of ST Management Holdings. Capital Management GP serves as the general partner of Capital Management. Management Holdings serves as the sole member and manager of Capital Management GP, and Management Holdings GP serves as the general partner of Management Holdings. The principal office of each of Atlas, PPF Credit Strategies and A-N Credit is One Manhattanville Road, Suite 201, Purchase, New York 10577. The principal office of Credit Strategies is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY-9008, Cayman Islands. The principal office of each of Atlas Management, ST Management, ST Operating, ST Capital, ST Management Holdings, A-N Credit Management, Capital Management, Capital Management GP, Management Holdings, and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

(6)

Based solely on the Schedule 13G filed jointly by Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), Empyrean Capital Partners, LP (“ECP”), and Amos Meron with the SEC on January 25, 2021. ECOMF, a Cayman Islands exempted company, directly holds 867,420 shares of the Class A Common Stock.; ECP, a Delaware limited partnership, serves as investment manager to ECOMF with respect to such shares and Amos Meron, serves as the managing member of Empyrean Capital, LLC, the general partner of ECP,. The business address of each is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(7)

Based solely on the Schedule 13G filed by Fir Tree Capital Management LP with the SEC on February 16, 2021. The business address of Fir Tree Capital Management LP is 55 West 46th Street, 29th Floor New York, NY 10036.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On September 14, 2020, the Sponsor paid for certain offering costs on behalf of the Company in exchange for (i) 690,000 Class F common stock (the “Founder Shares”) for a capital contribution of $6,250, and (b) 120,000 shares of Class B common stock (the “Performance Shares”) for a capital contribution of $18,750. On December 11, 2020, the Company effected a 1 for 1.2 forward stock split of the shares of Class F common stock that increased the number of outstanding shares of Class F common stock from 690,000 to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the stock split. The Founder Shares will be entitled to (together with the Performance Shares) a number of votes representing 20% of the Company’s outstanding common stock (not including the private placement shares) prior to the completion of the Partnering Transaction.

The Initial Stockholders agreed not to transfer, assign or sell (i) any of its Performance Shares except to any permitted transferees which will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares, and (ii) any of its Class A common stock deliverable upon conversion of the Performance Shares for 3 years following the completion of the Partnering Transaction. In connection with this arrangement, the Sponsor will also agree not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) 180 days after the completion of the Partnering Transaction and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Partnering Transaction that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares.

At the time of the initial public offering, the anchor investors expressed to us an interest in purchasing up to approximately 2.4 million CAPS™ in the aggregate, and we agreed to direct the underwriter to sell to the anchor investors such number of CAPS™. Further, each of the anchor investors entered into a separate agreement with our sponsor pursuant to which each such investor has agreed to purchase membership interests in our sponsor representing an indirect beneficial interest in an aggregate of up to 10,800 performance shares for approximately $0.16 per performance share. The membership interests in our sponsor are subject to forfeiture under certain circumstances (or any additional restrictions agreed to by our sponsor in connection with our initial partnering transaction). The performance shares to be indirectly owned by such investors will be otherwise identical to the performance shares owned by our sponsor. Our discussions with each anchor investor were separate and our arrangements with them are not contingent on each other. Further, to our knowledge, the anchor investors are not affiliated with each other and did not act together with regard to our company.

Pursuant to the subscription agreements with our sponsor, the anchor investors were not granted any material additional stockholder or other rights, and are only being issued membership interests in our sponsor with no right to control our sponsor or vote or dispose of the performance shares owned by the anchor investors (which will continue to be held by our sponsor until following our initial partnering transaction). Further, the anchor investors are not required to: (i) other as described above, hold any CAPS™, shares or warrants they may purchase in our initial public offering or thereafter for any amount of time, (ii) vote any shares they may own at the applicable time in favor of our initial partnering transaction or (iii) refrain from exercising their right to redeem their public shares at the time of our initial partnering.

There can be no assurance to the amount of such CAPS™ the anchor investors will retain, if any, prior to or upon the consummation of our initial partnering transaction and certain of the membership interests in our sponsor directly owned by such investors will be subject to forfeiture under such circumstances. In the event that the anchor investors purchase such CAPS™ and vote in favor of our initial partnering transaction, a smaller portion of affirmative votes from other public shareholders would be required to approve our initial partnering transaction.

Private Placement CAPSTM

Simultaneously with the closing of the initial public offering, the Company consummated the Private Placement of 224,000 Private Placement CAPS™ at a price of $25.00 per CAPS™ to the Sponsor, generating proceeds of $5.6 million. Simultaneously with the closing of the Over-allotment on December 16, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS™ at a price of $25.00 per CAPS™ by the Sponsor, generating gross proceeds to the Company of $540,000.

Each Private Placement CAPS™ consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $28.75 per share. A portion of the proceeds from the sale of the Private Placement CAPS™ will be added to the proceeds from the initial public offering to be held in the Trust Account. If the Company does not complete a Partnering Transaction, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.

The Initial Stockholders also agreed not to transfer, assign or sell any of their Private Placement CAPS™, private placement shares, private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of the initial Partnering Transaction, except to permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares, Private Placement CAPS™, private placement shares and Private Placement Warrants.

Forward Purchase Agreements

The Company entered into forward purchase agreements with each of the anchor investors, pursuant to which the anchor investors committed to purchase in the aggregate, up to an aggregate of $75,000,000 of shares of Class A common stock at a purchase price of $25.00 per share, in private placements to occur concurrently, and only in connection with, the closing of the initial Partnering Transaction, (collectively, the “Forward Purchase Agreements”). The proceeds from the sale of forward purchase shares may be used as part of the consideration to the sellers in the Company’s initial Partnering Transaction, expenses in connection with the initial Partnering Transaction or for working capital in the post-transaction company.

As more fully discussed in the section of this Report titled “Item 10 — Directors, Executive Officers and Corporate Governance,” if any of our officers or directors become aware of a partnering transaction opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such partnering transaction opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an affiliated joint acquisition opportunity with one or more affiliates of Periphas Capital and/or one or more investors in Periphas Capital or one of its affiliates, to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the partnering candidate at the time of our partnering transaction, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Pursuant to a letter agreement with our sponsor, we have agreed not to enter into a definitive agreement regarding a partnering transaction without the prior written consent of our sponsor.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. For the period from September 11, 2020 (inception) through December 31, 2020, the Company incurred $14,194 of such costs which have been included in accrued expenses on the accompanying balance sheet.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partnering candidates and performing due diligence on suitable Partnering Transactions. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of a partnering transaction. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partnering candidates and performing due diligence on suitable partnering transactions. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Related Party Loans

On September 14, 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to this Initial Public Offering. This loan is payable without interest upon the completion of the Initial Public Offering. As of December 14, 2020, the Company borrowed approximately $148,000 under the Note. The Company repaid the Note in full on December 15, 2020.

In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into private placement CAPS™ at a price of $25.00 per private placement CAPS™ at the option of the lender. The private placement CAPS™ would be identical to the Private Placement CAPS™ issued to the Sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the Company had no outstanding Working Capital Loans.

Any of the foregoing payments to an affiliate of our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our partnering transaction will be made using funds held outside the trust account and may be made from interest earned on the trust account and released to us to pay our taxes.

After our partnering transaction, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our partnering transaction, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Registration Rights

The holders of the Founder Shares, Performance Shares, Forward Purchase Shares, Private Placement Warrants and private placement shares underlying Private Placement CAPS™ and private placement CAPS™ that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants that are part of the Private Placement CAPS™, and CAPS™ may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and the Performance Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

The NYSE rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Allen Spizzo, Eric Dobkin, and Matt Espe are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees for professional services for the audit of our period-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from September 11, 2020 (inception) to ended December 31, 2020 and of services rendered in connection with our initial public offering, totaled $82,915.

Audit-Related Fees. Audit-related fees are fees billed for assurance and related services that are reasonably related to performance of the audit or review of our period-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from September 11, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist are fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from September 11, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any tax fees.

All Other Fees. All other fees are fees billed for all other services. During the period from September 11, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

The financial statements are found in a separate section of this Report starting on pages F-1. See the “Index to Financial Statements” on page F-1.

(2)	Financial Statement Schedules

There are no financial statement schedules filed as part of this Report, since the required information is included in the financial statements, including the notes thereto, included in “Item 8. Financial Statements and Supplementary Data” or the circumstances requiring inclusion of such schedules are not present.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)

4.2	Form of Specimen CAPSTM Certificate.(2)

4.3	Form of Specimen Class A Common Stock Certificate.(2)

4.4	Form of Specimen Warrant Certificate.(2)

4.5	Description of Registrant’s Securities.*

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (1)

10.2	Registration and Stockholder Rights Agreement between the Company, the Sponsor and certain other security holders named therein (1)

10.3	Private Placement CAPS™ Purchase Agreement between the Company and the Sponsor(1)

10.4	Administrative Services Agreement between the Company and the Sponsor (1)

10.5	Letter Agreement between the Company and the Sponsor and each of the Company’s directors and officers (1)

Exhibit No.	Description

10.6	Forward Purchase Agreements between the Company and the Anchor Investors(1)

10.7	Promissory Note issued to PCPC Holdings, LLC.(2)

10.8	Form of Indemnity Agreement. (2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). *

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on October 29, 2020.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2021

PERIPHAS CAPITAL PARTNERING CORPORATION

/s/ Sanjeev Mehra
Name: Sanjeev Mehra
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sanjeev Mehra	Chief Executive Officer and Director	March 30, 2021
Sanjeev Mehra	(Principal Executive Offer)

/s/ John Bowman	Chief Financial Officer	March 30, 2021
John Bowman	(Principal Financial and Accounting Officer)

/s/ Jeff Dodge	Chief Operating Officer and Director	March 30, 2021
Jeff Dodge

/s/ Allen Spizzo	Director	March 30, 2021
Allen Spizzo

/s/ Eric Dobkin	Director	March 30, 2021
Eric Dobkin

/s/ Matt Espe	Director	March 30, 2021
Matt Espe

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Periphas Capital Partnering Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Periphas Capital Partnering Corporation (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 26, 2021

PERIPHAS CAPITAL PARTNERING CORPORATION

BALANCE SHEET

DECEMBER 31, 2020

Assets:
Current assets:
Cash	$1,336,674
Prepaid expenses	412,626

Total current assets	1,749,300
Investments held in Trust Account	414,001,166

Total Assets	$415,750,466

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$76,800
Accrued expenses	186,500
Franchise tax payable	11,625

Total current liabilities	274,925
Commitments and Contingencies
Class A common stock, $0.0001 par value; 16,419,021 shares subject to possible redemption at $25.00 per share	410,475,525
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 386,579 shares issued and outstanding (excluding 16,419,021 shares subject to possible redemption)	39
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 120,000 shares issued and outstanding	12
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding	83
Additional paid-in capital	5,075,447
Accumulated deficit	(75,565)

Total stockholders’ equity	5,000,016

Total Liabilities and Stockholders’ Equity	$415,750,466

The accompanying notes are an integral part of these financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$50,912
General and administrative expenses – related party	14,194
Franchise tax expense	11,625

Total operating expenses	(76,731)
Gain on investments held in Trust Account	1,166

Net Loss	$(75,565)

Weighted average shares outstanding of Class A redeemable common stock, basic and diluted	16,320,000

Basic and diluted net loss per share, Class A redeemable common stock	$—

Weighted average outstanding of Class A non-redeemable, Class B and Class F common stock	896,015

Basic and diluted net loss per share, Class A non-redeemable, Class B and Class F common stock	$(0.08)

The accompanying notes are an integral part of these financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B		Class F
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - September 11, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	120,000	12	—	—	18,738	—	18,750
Issuance of Class F common stock to Sponsor	—	—	—	—	828,000	83	6,167	—	6,250
Sale of CAPSTM in initial public offering, gross	16,560,000	1,656	—	—	—	—	413,998,344	—	414,000,000
Offering costs, net of reimbursement from underwriters	—	—	—	—	—	—	(4,613,894)	—	(4,613,894)
Offering of private placement CAPSTM to Sponsor in private placement	245,600	25	—	—	—	—	6,139,975	—	6,140,000
Common stock subject to possible redemption	(16,419,021)	(1,642)	—	—	—	—	(410,473,883)	—	(410,475,525)
Net loss	—	—	—	—	—	—	—	(75,565)	(75,565)

Balance - December 31, 2020	386,579	$39	120,000	$12	828,000	$83	$5,075,447	$(75,565)	$5,000,016

The accompanying notes are an integral part of these financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(75,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in Trust Account	(1,166)
Changes in operating assets and liabilities:
Prepaid expenses	(412,626)
Accounts payable	6,800
Accrued expenses	17,500
Franchise tax payable	11,625

Net cash used in operating activities	(453,432)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(414,000,000)

Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	95,356
Repayment of note payable to related party	(147,606)
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	6,140,000
Offering costs paid	(4,297,644)

Net cash provided by financing activities	415,790,106

Net change in cash	1,336,674
Cash – beginning of the period	—

Cash – end of the period	$1,336,674

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$18,750
Offering costs paid in exchange for issuance of Class F common stock to Sponsor	$6,250
Offering costs included in accounts payable	$70,000
Offering costs included in accrued expenses	$169,000
Offering costs paid by Sponsor under note payable	$52,250
Initial value of Class A common stock subject to possible redemption	$356,726,750
Change in value of Class A common stock subject to possible redemption	$53,748,775

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business Operations and Basis of Presentation

Incorporation

Periphas Capital Partnering Corporation (the “Company”) was incorporated as a Delaware corporation on September 11, 2020.

Sponsor

The Company’s sponsor is PCPC Holdings, LLC, a Delaware limited liability company (the “Sponsor”).

Business Purpose

The Company was formed for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (“Partnering Transaction”). The Company has not selected any business to partner with and has not, nor has anyone on the Company’s behalf, engaged in any substantive discussions, directly or indirectly, with respect to a specific Partnering Transaction. The Company may pursue a Partnering Transaction in any business or industry but expects to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company has neither engaged in any operations nor generated revenue as of December 31, 2020.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering (the “Initial Public Offering”) of its securities called CAPS™ (“CAPS™”), although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Partnering Transaction. Furthermore, there is no assurance that the Company will be able to successfully complete a Partnering Transaction.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, the Company consummated its Initial Public Offering of 14,400,000 CAPS™ at $25.00 per CAPS™, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $4.0 million (net of reimbursement of offering costs of approximately $350,000 from the underwriter). On December 14, 2020, the underwriter exercised the over-allotment option in full, and on December 16, 2020, purchased 2,160,000 additional CAPS™ (the “Over-Allotment CAPS™”), generating additional gross proceeds of $54.0 million, and incurred additional offering costs of approximately $540,000 in underwriting fees (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 224,000 private placement CAPS™ (the “Private Placement CAPS™”) at a price of $25.00 per CAPS™ to the Sponsor, generating proceeds of $5.6 million (Note 4). Simultaneously with the closing of the Over-Allotment on December 16, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS™ at a price of $25.00 per CAPS™ by the Sponsor, generating gross proceeds to the Company of $540,000.

Trust Account

The Company must complete a Partnering Transaction with one or more partner candidate businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Partnering Transaction. However, the Company will only complete a Partnering Transaction if the post-transaction company owns or acquires 50% or more of the voting securities of the partner candidate or otherwise acquires a controlling interest in the partner candidate sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Upon the closing of the Initial Public Offering and the Private Placement on December 14, 2020, $360.0 million ($25.00 per CAPS™) of the net proceeds of the sale of the CAPS™ in the Initial Public Offering and of the Private Placement CAPS™ in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and were invested in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below. Upon the closing of the Over-Allotment on December 16, 2020, additional net proceeds from the consummation of the Over-Allotment of $54.0 million were placed in the Trust Account, for a total of $414.0 million held in Trust Account.

The Company’s certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company for withdrawals (the “permitted withdrawals”) to pay taxes including income and franchise taxes and to withdraw up to $100,000 in dissolution expenses in the event the Company does not complete the Partnering Transaction within the Partnering Period (as defined below), none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Partnering Transaction; (ii) the redemption of any of the common stock included in the CAPS™ being sold in the Initial Public Offering (the “Public Shares”) to its holders (the “Public Stockholders”) properly tendered in connection with a stockholder vote to amend certain provisions of the Company’s certificate of incorporation prior to a Partnering Transaction or (iii) the redemption of 100% of the Public Shares if the Company does not complete a Partnering Transaction within the Partnering Period (defined below).

The Company, after signing a definitive agreement for a Partnering Transaction, will either (i) seek stockholder approval of the Partnering Transaction at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Partnering Transaction or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Partnering Transaction, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. As a result, such common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $25.00 per Public Share. The decision as to whether the Company will seek stockholder approval of the Partnering Transaction or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Partnering Transaction only if a majority of the outstanding shares of common stock voted are voted in favor of the Partnering Transaction. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of the Company’s initial Partnering Transaction. In such case, the Company would not proceed with the redemption of its Public Shares and the related Partnering Transaction, and instead may search for an alternate Partnering Transaction.

The Company will only have 24 months, or December 14, 2022, (or 27 months, or March 14, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction within 24 months) from the closing of the Initial Public Offering to complete its initial Partnering Transaction (the “Partnering Period”). If the Company does not complete a Partnering Transaction within this period of time (and stockholders do not approve an amendment to the certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $25.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The holders of the Founder Shares immediately prior to the Initial Public Offering (the “Initial Stockholders”) have entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any Founder Shares (as defined in Note 4) and Public Shares they hold in connection with the completion of the Partnering Transaction, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated a Partnering Transaction within the Partnering Period or with respect to any other material provisions relating to stockholders’ rights or pre-Partnering Transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the Partnering Transaction within 24 months of the Partnering Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Partnering Transaction within the Partnering Period).

Pursuant to the letter agreement, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $25.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $25.00 per Public Share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act.

Liquidity and Capital Resources

As of December 31, 2020, the Company had $1.3 million in its operating bank account, and working capital of approximately $1.5 million.

The Company’s liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares and the Performance Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $148,000 (as defined in Note 4) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 15, 2020. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Partnering Transaction or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Partnering Transaction candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Partnering Transaction.

Basis of Presentation

The accompanying balance sheet is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2020, the Company did not have any cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Investments Held in the Trust Account

Upon the closing of the Initial Public Offering, the Private Placements, and the Over-Allotment, a total of approximately $414.0 million, was placed in the Trust Account and is currently invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

As of December 31, 2020, the carrying values of prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments in money market funds held in Trust Account are valued using NAV as a practical expedient for fair value under Accounting Standards Update 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” and are therefore excluded from the levels of the fair value hierarchy.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2020, 16,419,021 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods, reduced for shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 4,201,400 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Net loss per share of common stock, basic and diluted for shares of redeemable Class A common stock is calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes, which was approximately $0 for the period from September 11, 2020 (inception) through December 31, 2020, by the weighted average number of redeemable Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of non-redeemable Class A, Class B, and Class F common stock is calculated by dividing the net loss of approximately $76,000, less income attributable to Class A common stock of $0 by the weighted average number of non-redeemable Class A, Class B, and Class F common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Initial Public Offering

Public CAPSTM

On December 14, 2020, the Company consummated its Initial Public Offering of 14,400,000 CAPS™ at $25.00 per CAPS™, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $4.0 million (net of reimbursement of offering costs of approximately $350,000 from the underwriter). On December 14, 2020, the underwriter exercised the over-allotment option in full, and on December 16, 2020, purchased 2,160,000 Over-Allotment CAPS™, generating additional gross proceeds of $54.0 million, and incurred additional offering costs of approximately $540,000 in underwriting fees.

Each CAPS™ consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant may be exercised to purchase one share of Class A common stock for $28.75 per share, subject to adjustment (see Note 6).

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,160,000 additional CAPS™ to cover any over-allotment, at the initial Public Offering price less the underwriting discounts and commissions. The underwriter exercised their over-allotment option on December 16, 2020.

The underwriter was entitled to an underwriting discount of $0.25 per CAPS™, or $3.6 million in the aggregate, paid upon the closing of the Initial Public Offering on December 14, 2020. In addition, the underwriter agreed to make a payment to the Company in an amount up to approximately $350,000 to reimburse the Company for out-of-pocket expenses incurred in connection with the Initial Public Offering, which was fully received on December 15, 2020.

Upon closing of the Over-Allotment on December 16, 2020, the underwriter was entitled to an additional fee of $540,000, paid upon closing of the Over-Allotment.

4. Related Party Transactions

Founder Shares and Performance Shares

On September 14, 2020, the Sponsor paid for certain offering costs on behalf of the Company in exchange for (i) 690,000 Class F common stock (the “Founder Shares”) for a capital contribution of $6,250, and (b) 120,000 shares of Class B common stock (the “Performance Shares”) for a capital contribution of $18,750. On December 11, 2020, the Company effected a 1 for 1.2 forward stock split of the shares of Class F common stock that increased the number of outstanding shares of Class F common stock from 690,000 to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the stock split. The Founder Shares will be entitled to (together with the Performance Shares) a number of votes representing 20% of the Company’s outstanding common stock (not including the private placement shares) prior to the completion of the Partnering Transaction.

The Initial Stockholders agreed not to transfer, assign or sell (i) any of its Performance Shares except to any permitted transferees which will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares, and (ii) any of its Class A common stock deliverable upon conversion of the Performance Shares for 3 years following the completion of the Partnering Transaction. In connection with this arrangement, the Sponsor also agrees not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) 180 days after the completion of the Partnering Transaction and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Partnering Transaction that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares.

Private Placement CAPSTM

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 224,000 Private Placement CAPS™ at a price of $25.00 per CAPS™ to the Sponsor, generating proceeds of $5.6 million. Simultaneously with the closing of the Over-allotment on December 16, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS™ at a price of $25.00 per CAPS™ by the Sponsor, generating gross proceeds to the Company of $540,000.

Each Private Placement CAPS™ consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $28.75 per share. A portion of the proceeds from the sale of the Private Placement CAPS™ was added to the proceeds from the Initial Public Offering and held in the Trust Account. If the Company does not complete a Partnering Transaction, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.

The Initial Stockholders also agreed not to transfer, assign or sell any of their Private Placement CAPS™, private placement shares, private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of the initial Partnering Transaction, except to permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares, Private Placement CAPS™, private placement shares and Private Placement Warrants.

Related Party Loans

On September 14, 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to this Initial Public Offering. This loan is payable without interest upon the completion of the Initial Public Offering. As of December 14, 2020, the Company borrowed approximately $148,000 under the Note. The Company repaid the Note in full on December 15, 2020.

In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into private placement CAPS™ at a price of $25.00 per private placement CAPS™ at the option of the lender. The private placement CAPS™ would be identical to the Private Placement CAPS™ issued to the Sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the Company had no outstanding Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. For the period from September 11, 2020 (inception) through December 31, 2020, the Company incurred $14,194 of such costs which have been included in accrued expenses on the accompanying balance sheet.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partnering candidates and performing due diligence on suitable Partnering Transactions. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates.

Forward Purchase Agreements

The Company entered into forward purchase agreements with each of certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”), pursuant to which the Anchor Investors committed to purchase in the aggregate, up to an aggregate of $75,000,000 of shares of Class A common stock at a purchase price of $25.00 per share, in private placements to occur simultaneously, and only in connection with, the closing of the initial Partnering Transaction, (collectively, the “Forward Purchase Agreements”). The proceeds from the sale of forward purchase shares may be used as part of the consideration to the sellers in the Company’s initial Partnering Transaction, expenses in connection with the initial Partnering Transaction or for working capital in the post-transaction company.

5. Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Performance Shares, Forward Purchase Shares, Private Placement Warrants and private placement shares underlying Private Placement CAPS™ and private placement CAPS™ that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants that are part of the Private Placement CAPS™, and CAPS™ may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and the Performance Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and search for a partner candidate company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anchor Investments

The Anchor Investors purchased 2.4 million CAPS™ in the aggregate, and the Company agreed to direct the underwriter to sell to the Anchor Investors such number of CAPS™. Further, each of the Anchor Investors entered into a separate agreement with the Sponsor pursuant to which each such investor agreed to purchase membership interests in the Sponsor representing an indirect beneficial interest in an aggregate of up to 10,800 Performance Shares for approximately $0.16 per Performance Share. The membership interests in the Sponsor to be directly owned by such investors will be subject to forfeiture under certain circumstances (or any additional restrictions agreed to by the Sponsor in connection with the initial Partnering Transaction). The Performance Shares to be indirectly owned by such investors will be otherwise identical to the Performance Shares owned by the Sponsor. The Company’s discussions with each Anchor Investor were separate and the Company’s arrangements with them are not contingent on each other.

There can be no assurance that the Anchor Investors will retain any CAPS™, if any, prior to or upon the consummation of a Partnering Transaction and certain of the membership interests in the Sponsor to be directly owned by such investors will be subject to forfeiture under such circumstances. In the event that the Anchor Investors purchase such CAPS™ and vote in favor of a Partnering Transaction, a smaller portion of affirmative votes from other Public Shareholders would be required to approve a Partnering Transaction.

6. Stockholders’ Equity

Class A Common Stock— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 16,805,600 shares of Class A common stock issued or outstanding, including 16,419,021 shares of Class A common stock subject to possible redemption.

Class B Common Stock— The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 120,000 shares of Class B common stock issued and outstanding.

On the last day of each fiscal year following the completion of a Partnering Transaction (and, with respect to any year in which the Company has a change of control or in which the Company liquidates, dissolves or winds up, on the business day immediately prior to such event instead of on the last day of such fiscal year), 10,000 shares of the Company’s Class B common stock will automatically convert into shares of Class A common stock (“conversion shares”), as follows:

•

If the price per share of Class A common stock has not exceeded $27.50 for 20 out of 30 consecutive trading days at any time following completion of the Partnering Transaction, the number of conversion shares for any fiscal year will be 1,000 shares of Class A common stock.

•

If the price per share of Class A common stock exceeded $27.50 for 20 out of any 30 consecutive trading days at any time following completion of the Partnering Transaction, then the number of conversion shares for any fiscal year will be the greater of:

•

20% of the increase in the price of one Class A share, year-over-year but in respect of the increase above the relevant “price threshold” (as defined below), multiplied by the number of shares of Class A common stock outstanding at the close of the Partnering Transaction, excluding those shares of Class A common stock received by the Sponsor through the Class F common stock, divided by the annual volume weighted average price of shares of Class A common stock for such fiscal year (the “annual VWAP”); and

•	1,000 shares of Class A common stock.

•	The increase in the price of the Company’s Class A common stock will be based on the annual VWAP for the relevant fiscal year.

For purposes of the foregoing calculations, the “price threshold” will initially equal $25.00 for the first fiscal year following completion of the Partnering Transaction and will thereafter be adjusted at the beginning of each subsequent fiscal year to be equal to the greater of (i) the annual VWAP for the immediately preceding fiscal year and (ii) the price threshold for the preceding fiscal year.

For calculation purposes, the total number of shares of Class A common stock outstanding at the closing of the Partnering Transaction can be no smaller than 33,120,000 shares of Class A common stock and no greater than 66,240,000 shares of Class A common stock.

Upon a change of control occurring after the Partnering Transaction (but not in connection with the Partnering Transaction), holders of the Performance Shares shall receive cash in the amount is the greater of: (a) the value of approximately 3.3 million shares of Class A common stock at the time of the announcement of the change of control or (b) $82.8 million. Such calculation shall decrease by 1/12 each year based on the number of days that have occurred during the fiscal year divided by 360.

For so long as any shares of Class B common stock remain outstanding, including prior to the Partnering Transaction, in connection with the Partnering Transaction, or following the Partnering Transaction, the Company may not, without the prior vote or written consent of the holders of a majority of the Performance Shares then outstanding, voting separately as a single class, (A) amend, alter or repeal any provision the amended and restated certificate of incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Class B common stock, (B) change the Company’s fiscal year, (C) increase the number of directors on the board, (D) pay any dividends or effect any split on any of the Company’s capital stock or make any distributions of cash, securities or any other property, (E) adopt any stockholder rights plan, (F) acquire any entity or business with assets at a purchase price greater than 10% or more of the Company’s total assets, (G) issue any Class A shares in excess of 20% of the Company’s then outstanding Class A shares or that would otherwise require a stockholder vote pursuant to the rules of the stock exchange on which the Class A shares are then listed or (H) make a rights offering to all or substantially all of the holders of shares of Class B common stock or issue additional shares of Class B common stock.

Class F Common Stock— The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On September 14, 2020, the Company issued 690,000 shares of Class F common stock to the Sponsor. On December 11, 2020, the Company effected a 1 for 1.2 forward stock split of the shares of Class F common stock that increased the number of outstanding shares of Class F common stock from 690,000 to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the stock split.

The Class F common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the Partnering Transaction on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the Partnering Transaction, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 5% of the total number of shares of as-converted Class A common stock outstanding after such conversion (including the private placement shares), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Partnering Transaction; provided that such conversion of Founder Shares into shares of Class A common stock will never occur on a less than one-for-one basis.

For so long as any shares of Class F common stock remain outstanding, the Company may not, without the prior vote or written consent of the holders of a majority of the shares of Class F common stock then outstanding, voting separately as a single class, amend, alter or repeal any provision of the Company’s certificate of incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the shares of Class F common stock. Any action required or permitted to be taken at any meeting of the holders of shares of Class F common stock may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of the outstanding shares of Class F common stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares of Class F common stock were present and voted.

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2020, there are no shares of preferred stock issued or outstanding.

Warrants— No fractional warrants will be issued upon separation of the CAPS™ and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $28.75 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of a Partnering Transaction, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Partnering Transaction, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire five years after the completion of the Partnering Transaction, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities, excluding the Forward Purchase Shares, for capital raising purposes in connection with the Partnering Transaction at an issue price or effective issue price of less than $23.00 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Partnering Transaction on the date of the consummation of the Partnering Transaction (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates the Partnering Transaction (such price, the “Market Value”) is below $23.00 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 110% of the higher of the Market Value and the Newly Issued Price, and the $45.00 redemption price trigger described below will be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Partnering Transaction, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may also redeem the Public Warrants, in whole and not in part, at a price of $0.01 per warrant:

•	at any time while the warrants are exercisable,

•	upon a minimum of 30 days’ prior written notice of redemption,

•

if, and only if, the last sales price of shares of the Class A common stock equals or exceeds $45.00 per share for any 20 trading days within a 30-trading day period (the “30-day trading period”) ending three business days before the Company sends the notice of redemption, and

•

if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Partnering Transaction within the Partnering Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Income Taxes

The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

The income tax (benefit) provision consists of the following for the period September 11, 2020 (inception) through December 31, 2020:

Current
Federal	$—
State	—
Deferred
Federal	(15,869)
State	—
Valuation allowance	15,869

Income tax provision	$—

The Company’s net deferred tax asset is summarized as follows as of December 31, 2020:

Deferred tax assets:
Start-up/Organization costs	$13,672
Net operating loss carryforwards	2,196

Total deferred tax assets	15,869
Valuation allowance	(15,869)

Deferred tax asset, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore established a full valuation allowance.

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) at December 31, 2020, to the Company’s effective tax rate (benefit) is as follows:

Statutory Federal income tax rate	21.0%
Change in Valuation Allowance	(21.0)%

Income Taxes Benefit	0.0%

8. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.