Form 10-K/A
period 2020-12-31
Periphas Capital Partnering Corp
filed 2021-05-25
CIK 1824993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Periphas Capital Partnering Corporation., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Periphas Capital Partnering Corporation for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 14, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 20, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from September 11, 2020 (inception) through December 31, 2020 (collectively, the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on December 14, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Report”), or the context otherwise requires, references to:

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

Public Markets Management. We seek to build a business plan that can be communicated to public investors, while preparing management to deliver the message at meetings, on conference calls, and at “Investor Day” presentations. We also regularly evaluate whether M&A or strategic combinations can create value for stockholders, as well as what capital markets transactions can reduce the company’s cost of capital.

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

Partnering Transaction

The NYSE rules require that our initial partnering transaction must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted). We refer to this as the 80% of net assets test. If our board of directors is not able independently to determine the fair market value of the partnering candidate or candidates, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the partnering candidate or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. While we consider it unlikely that our board of directors will not be able to make such independent determination of fair market value, it may be unable to do so if it is less familiar or experienced with the business of a particular partnering candidate or if there is a significant amount of uncertainty as to the value of the partnering candidate’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the partnering candidate or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders.

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

•

any of our directors, officers or substantial stockholders (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the partnering candidate or assets to be acquired or otherwise and the present or potential issuance of Common Stock could result in an increase in outstanding Common Stock or voting power of 5% or more; or

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1 to the Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Period.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the December 2020 initial public offering, see “Note 2 — Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 1 to the Annual Report on Form 10-K.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our warrants are expected to be accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our shares of Class A common stock or may make it more difficult for us to consummate an initial business combination.

We expect to account for our Warrants as a “warrant liability”. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our shares of Class A common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business. Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Partnering Transaction

Our stockholders may not be afforded an opportunity to vote on our proposed partnering transaction, which means we may complete our partnering transaction even though a majority of our stockholders do not support such a transaction.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partnering candidate with which we consummate a partnering transaction could be materially and adversely affected. Furthermore, we may be unable to complete a partnering transaction if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the partnering candidate’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a partnering transaction will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a partnering transaction, or the operations of a partnering candidate with which we ultimately consummate a partnering transaction, may be materially adversely affected.

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

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $25.00 per share.

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement CAPS™, in the amount of $414,000,000, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (net of permitted withdrawals) would be reduced. In the event that we are unable to complete our initial partnering transaction, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $414,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $25.00 per share.

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

In this Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from September 11, 2020 (inception) to December 31, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 14, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 20, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from September 11, 2020 (inception) through December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on December 14, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see “Part II, Item 9A. Controls and Procedures” included in this Annual Report on Form 10-K.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from September 11, 2020 (inception) through December 31, 2020, we had a net loss of approximately $5.2 million, which consisted of approximately $4.8 million loss from changes in fair value of derivative warrant liabilities, approximately $0.3 million of financing costs—derivative warrant liabilities , approximately $65,000 of general and administrative expenses, including approximately $14,000 of general and administrative expenses with related party, and franchise tax expense of approximately $12,000, offset by approximately $1,000 of interest on the investments held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from September 11, 2020 (inception) through December 31, 2020, the change in fair value of the derivative warrant liabilities was an increase of $4.8 million.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $1.3 million in cash and working capital of approximately $1.5 million.

Our liquidity needs through the Initial Public Offering had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares and the Performance Shares, a loan under the Note from our Sponsor of approximately $148,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note to our Sponsor on December 15, 2020 and borrowing is no longer available. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Partnering Transaction, our Sponsor may, but is not obligated to, provide us Working Capital Loans. As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 15,759,775 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets.

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

Our statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Net loss per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes, which was approximately $0 for the period from September 11, 2020 (inception) through December 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B and Class F common stock is calculated by dividing the net loss of approximately $5.2 million, less income attributable to Class A common stock of $0 by the weighted average number of Class B and Class F common stock outstanding for the period.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 4,140,000 warrants to purchase Class A common stock to investors in our Initial Public Offering and Over-Allotment and issued 61,400 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants, was calculated using an option pricing method and the fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 14, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

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

There can be no assurance to the amount of such CAPS™ the anchor investors will retain, if any, prior to or upon the consummation of our initial partnering transaction and certain of the membership interests in our sponsor directly owned by such investors will be subject to forfeiture under such circumstances. In the event that the anchor investors purchase such CAPS™ and vote in favor of our initial partnering transaction, a smaller portion of affirmative votes from other public stockholders would be required to approve our initial partnering transaction.

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

Related Party Loans

On September 14, 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to this Initial Public Offering. This loan is payable without interest upon the completion of the Initial Public Offering. As of December 14, 2020, the Company borrowed approximately $148,000 under the Note. The Company repaid the Note in full on December 15, 2020 and borrowing is no longer available.

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

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

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)

4.2	Form of Specimen CAPS™ Certificate.(2)

4.3	Form of Specimen Class A Common Stock Certificate.(2)

4.4	Form of Specimen Warrant Certificate.(2)

4.5	Description of Registrant’s Securities.(3)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (1)

10.2	Registration and Stockholder Rights Agreement between the Company, the Sponsor and certain other security holders named therein (1)

10.3	Private Placement CAPS™ Purchase Agreement between the Company and the Sponsor(1)

10.4	Administrative Services Agreement between the Company and the Sponsor (1)

10.5	Letter Agreement between the Company and the Sponsor and each of the Company’s directors and officers (1)

Exhibit No.	Description

10.6	Forward Purchase Agreements between the Company and the Anchor Investors(1)

10.7	Promissory Note issued to PCPC Holdings, LLC.(2)

10.8	Form of Indemnity Agreement. (2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). *

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on October 29, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on 10-K, filed with the SEC on March 30, 2021.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May 25, 2021

PERIPHAS CAPITAL PARTNERING CORPORATION

/s/ Sanjeev Mehra
Name: Sanjeev Mehra
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sanjeev Mehra	Chief Executive Officer and Director	May 25, 2021
Sanjeev Mehra	(Principal Executive Officer)

/s/ John Bowman	Chief Financial Officer	May 25, 2021
John Bowman	(Principal Financial and Accounting Officer)

/s/ Jeff Dodge	Chief Operating Officer and Director	May 25, 2021
Jeff Dodge

/s/ Allen Spizzo	Director	May 25, 2021
Allen Spizzo

/s/ Eric Dobkin	Director	May 25, 2021
Eric Dobkin

/s/ Matt Espe	Director	May 25, 2021
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 25, 2021

PERIPHAS CAPITAL PARTNERING CORPORATION

BALANCE SHEET

As Restated

DECEMBER 31, 2020

Assets:
Current assets:
Cash	$1,336,674
Prepaid expenses	412,626

Total current assets	1,749,300
Investments held in Trust Account	414,001,166

Total Assets	$415,750,466

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$76,800
Accrued expenses	186,500
Franchise tax payable	11,625

Total current liabilities	274,925
Derivative warrant liabilities	16,481,150

Total Liabilities	16,756,075
Commitments and Contingencies
Class A common stock, $0.0001 par value; 15,759,775 shares subject to possible redemption at $25.00 per share	393,994,375
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,045,825 shares issued and outstanding (excluding 15,759,775 shares subject to possible redemption)	105
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 120,000 shares issued and outstanding	12
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding	83
Additional paid-in capital	10,163,785
Accumulated deficit	(5,163,969)

Total stockholders’ equity	5,000,016

Total Liabilities and Stockholders’ Equity	$415,750,466

The accompanying notes are an integral part of these financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION

STATEMENT OF OPERATIONS

As Restated

FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$50,912
General and administrative expenses - related party	14,194
Franchise tax expense	11,625

Total operating expenses	(76,731)
Other income (expense)
Change in fair value of derivative warrant liabilities	(4,797,570)
Financing costs - derivative warrant liabilities	(290,834)
Gain on investments held in Trust Account	1,166

Net loss	$(5,163,969)

Weighted average shares outstanding of Class A redeemable common stock, basic and diluted	16,320,000

Basic and diluted net income/(loss) per share, Class A redeemable common stock	$—

Weighted average shares outstanding of Class A non-redeemable, Class B and Class F common stock, basic and diluted	896,015

Basic and diluted net loss per share, Class A non-redeemable, Class B and Class F common stock	$(5.76)

The accompanying notes are an integral part of these financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As Restated

FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	For The Period From September 11, 2020 (Inception) Through December 31, 2020
	Common Stock								Total
	Class A		Class B		Class F		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 11, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	120,000	12	—	—	18,738	—	18,750
Issuance of Class F common stock to Sponsor	—	—	—	—	828,000	83	6,167	—	6,250
Sale of units in initial public offering, less fair value of public warrants	16,560,000	1,656	—	—	—	—	402,489,144	—	402,490,800
Offering costs	—	—	—	—	—	—	(4,323,060)	—	(4,323,060)
Sale of 245,600 Private Placement CAPS, net of fair value of private placement warrants	245,600	25	—	—	—	—	5,965,595	—	5,965,620
Common stock subject to possible redemption	(15,759,775)	(1,576)	—	—	—	—	(393,992,799)	—	(393,994,375)
Net loss	—	—	—	—	—	—	—	(5,163,969)	(5,163,969)

Balance - December 31, 2020 (restated)	1,045,825	$105	120,000	$12	828,000	$83	$10,163,785	$(5,163,969)	$5,000,016

The accompanying notes are an integral part of these financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION

STATEMENT OF CASH FLOWS

As Restated

FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(5,163,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	$4,797,570
Financing cost - derivative warrant liabilities	290,834
Gain on investments held in Trust Account	(1,166)
Changes in operating assets and liabilities:
Prepaid expenses	(412,626)
Accounts payable	6,800
Accrued expenses	17,500
Franchise tax payable	11,625

Net cash used in operating activities	(453,432)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(414,000,000)

Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	95,356
Repayment of note payable to related party	(147,606)
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	6,140,000
Offering costs paid	(4,297,644)

Net cash provided by financing activities	415,790,106

Net change in cash	1,336,674
Cash - beginning of the period	—

Cash - end of the period	$1,336,674

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$18,750
Offering costs paid in exchange for issuance of Class F common stock to Sponsor	$6,250
Offering costs included in accounts payable	$70,000
Offering costs included in accrued expenses	$169,000
Offering costs paid by Sponsor under note payable	$52,250
Initial value of Class A common stock subject to possible redemption	$346,559,700
Change in value of Class A common stock subject to possible redemption	$47,434,675

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

Financing

As described in Note 4, the registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, the Company consummated its Initial Public Offering of 14,400,000 CAPS™ at $25.00 per CAPS™, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $4.0 million (net of reimbursement of offering costs of approximately $350,000 from the underwriter). On December 14, 2020, the underwriter exercised the over-allotment option in full, and on December 16, 2020, purchased 2,160,000 additional CAPS™ (the “Over-Allotment CAPS™”), generating additional gross proceeds of $54.0 million, and incurred additional offering costs of approximately $540,000 in underwriting fees (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 224,000 private placement CAPS™ (the “Private Placement CAPS™”) at a price of $25.00 per CAPS™ to the Sponsor, generating proceeds of $5.6 million (see Note 5). Simultaneously with the closing of the Over-Allotment on December 16, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS™ at a price of $25.00 per CAPS™ by the Sponsor, generating gross proceeds to the Company of $540,000.

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

The Company’s liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares and the Performance Shares (as defined in Note 5), the loan under the Note from the Sponsor of approximately $148,000 (as defined in Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 15, 2020 and borrowing is no longer available. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from September 11, 2020 (inception) through December 31, 2020 (collectively, the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

2. Restatement Of Previously Issued Financial Statements

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A common stock that the Company issued in December 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Period should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 14, 2020, the

Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on December 14, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$415,750,466	$—	$415,750,466

Total current liabilities	$274,925	$—	$274,925
Derivative warrant liabilities	—	16,481,150	16,481,150

Total liabilities	274,925	16,481,150	16,756,075
Class A common stock, $0.0001 par value; shares subject to possible redemption	410,475,525	(16,481,150)	393,994,375
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	39	66	105
Class B common stock - $0.0001 par value	12	—	12
Class F common stock - $0.0001 par value	83	—	83
Additional paid-in-capital	5,075,447	5,088,338	10,163,785
Accumulated deficit	(75,565)	(5,088,404)	(5,163,969)

Total stockholders’ equity	5,000,016	—	5,000,016

Total liabilities and stockholders’ equity	$415,750,466	$—	$415,750,466

	Period From September 11, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(76,731)	$—	$(76,731)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(4,797,570)	(4,797,570)
Financing costs - derivative warrant liabilities	—	(290,834)	(290,834)
Net gain from investments held in Trust Account	1,166	—	1,166

Total other (expense) income	$1,166	$(5,088,404)	$(5,087,238)

Net loss	$(75,565)	$(5,088,404)	$(5,163,969)

Basic and Diluted weighted-average Class A common shares outstanding	16,320,000	—	16,320,000

Basic and Diluted net income per Class A common shares	$—	—	$—

Basic and Diluted weighted-average Class B & F common shares outstanding	896,015	—	896,015

Basic and Diluted net loss per Class B common shares	$(0.08)	$(5.68)	$(5.76)

	Period From September 11, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(75,565)	$(5,088,404)	$(5,163,969)
Adjustment to reconcile net loss to net cash used in operating activities :
Change in fair value of derivative warrant liabilities	—	4,797,570	4,797,570
Financing costs - derivative warrant liabilities	—	290,834	290,834
Net gain from investments held in Trust Account	(1,166)	—	(1,166)
Changes in operating assets and liabilities	(376,701)	—	(376,701)

Net cash used in operating activities	(453,432)	—	(453,432)
Net cash used in investing activities	(414,000,000)	—	(414,000,000)
Net cash provided by financing activities	415,790,106	—	415,790,106

Net change in cash	$1,336,674	$—	$1,336,674

In addition, the impact to the balance sheet dated December 14, 2020, filed on Form 8-K on December 18, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $10.2 million increase to the derivative warrant liabilities line item at December 14, 2020, an offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item, an increase in additional paid-in-capital of $0.2 million, and a decrease in accumulated deficit of $0.2 million. There is no change to total stockholders’ equity at the reported balance sheet date.

3. Significant Accounting Policies

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

Investments Held in the Trust Account

Upon the closing of the Initial Public Offering, the Private Placements, and the Over-Allotment, a total of approximately $414.0 million, was placed in the Trust Account and is currently invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The fair value of Public Warrants, was calculated using an option pricing method and the fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.3 million is included in financing cost—derivative warrant liabilities in the statement of operations and $4.3 million is included in stockholders’ equity. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2020, 15,759,775 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 4,140,000 warrants to purchase Class A common stock to investors in our Initial Public Offering and Over-Allotment and issued 61,400 Private Placement Warrants. All of its outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants was calculated using an option pricing method and the fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods, reduced for shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 4,201,400 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Net income per share of common stock, basic and diluted for shares of redeemable Class A common stock is calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes, which was approximately $0 for the period from September 11, 2020 (inception) through December 31, 2020, by the weighted average number of redeemable Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of non-redeemable Class A, Class B, and Class F common stock is calculated by dividing the net loss of approximately $5.2 million, less income attributable to Class A common stock of $0 by the weighted average number of non-redeemable Class A, Class B, and Class F common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

4. Initial Public Offering

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

Each CAPS™ consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant may be exercised to purchase one share of Class A common stock for $28.75 per share, subject to adjustment (see Note 7).

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

5. Related Party Transactions

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

Related Party Loans

On September 14, 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to this Initial Public Offering. This loan is payable without interest upon the completion of the Initial Public Offering. As of December 14, 2020, the Company borrowed approximately $148,000 under the Note. The Company repaid the Note in full on December 15, 2020 and borrowing is no longer available.

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

6. Commitments and Contingencies

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

Partnering Transaction Advisory Engagement Letter

In December 2020, the Company engaged Evercore as a capital markets advisor in connection with the Partnering Transaction, to assist the Company with the potential Partnering Transaction. The Company agreed to pay Evercore for such services upon the consummation of the Partnering Transaction a cash fee in an amount equal to 2.25% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable), which equates to approximately $9.3 million. Pursuant to the terms of the capital markets advisory agreement, no fee will be due if the Company does not complete a Partnering Transaction.

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

There can be no assurance that the Anchor Investors will retain any CAPS™, if any, prior to or upon the consummation of a Partnering Transaction and certain of the membership interests in the Sponsor to be directly owned by such investors will be subject to forfeiture under such circumstances. In the event that the Anchor Investors purchase such CAPS™ and vote in favor of a Partnering Transaction, a smaller portion of affirmative votes from other Public Stockholders would be required to approve a Partnering Transaction.

7. Derivative warrant liabilities

As of December 31, 2020, the Company had 4,140,000 Public Warrants and 61,400 Private Warrants outstanding.

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

8. Stockholders’ Equity

Class A Common Stock— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 16,805,600 shares of Class A common stock issued and outstanding, including 15,759,775 shares of Class A common stock subject to possible redemption.

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

9. Income Taxes

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) for the period from September 11, 2020 (inception) through December 31, 2020, is as follows:

Statutory Federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(19.5)%
Financing cost - derivative warrant liabilities	(1.2)%
Change in Valuation Allowance	(0.3)%

Effective Tax Rate	0.0%

10. Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$414,001,166	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$—	$—	$16,228,800
Derivative warrant liabilities - Private	$—	$—	$252,350

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy in during the period from September 11, 2020 (inception) through December 31, 2020.

The fair value of Public Warrants, was calculated using an option pricing method and the fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $4.8 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of December 14, 2020	As of December 31, 2020
Exercise price	$28.75	$28.75
Unit price	$24.30	$25.13
Volatility	19.00%	23.00%
Expected life of the options to convert	5.00	5.00
Risk-free rate	0.63%	0.59%
Dividend yield	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from September 11, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at September 11, 2020 (inception)	$—
Issuance of Public and Private Warrants—Level 3	11,683,580
Change in fair value of derivative warrant liabilities—Level 3	4,797,570

Derivative warrant liabilities at Level 3, December 31, 2020	$16,481,150

11. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.