Form 10-Q
period 2021-03-31
Periphas Capital Partnering Corp
filed 2021-05-28
CIK 1824993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

PERIPHAS CAPITAL PARTNERING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	001-39784	85-3046972
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

667 Madison Avenue, 15th Floor New York, New York	10065
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if the registration is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 24, 2021, 16,805,600 shares of Class A Common Stock, par value $0.0001, 120,000 shares of Class B Common Stock, par value $0.0001 and 828,000 shares of Class F Common Stock, par value $0.0001, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERIPHAS CAPITAL PARTNERING CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$1,088,247	$1,336,674
Prepaid expenses	352,303	412,626

Total current assets	1,440,550	1,749,300
Investments held in Trust Account	414,007,389	414,001,166

Total Assets	$415,447,939	$415,750,466

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$47,235	$76,800
Accrued expenses	113,557	186,500
Franchise tax payable	48,817	11,625

Total current liabilities	209,609	274,925
Derivative warrant liabilities	9,076,870	16,481,150

Total Liabilities	9,286,479	16,756,075
Commitments and Contingencies
Class A common stock, $0.0001 par value; 16,046,458 and 15,759,775 shares subject to possible redemption at $25.00 per share as of March 31, 2021 and December 31, 2020, respectively	401,161,450	393,994,375
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 759,142 and 1,045,825 shares issued and outstanding (excluding 16,046,458 and 15,759,775 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	76	105
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 120,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	12	12
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	83	83
Additional paid-in capital	2,996,739	10,163,785
Retained earnings (accumulated deficit)	2,003,100	(5,163,969)

Total stockholders’ equity	5,000,010	5,000,016

Total Liabilities and Stockholders’ Equity	$415,447,939	$415,750,466

The accompanying notes are an integral part of these condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021

General and administrative expenses	$131,587
General and administrative expenses—related party	63,030
Franchise tax expense	48,817

Total operating expenses	(243,434)
Other income
Change in fair value of derivative warrant liabilities	7,404,280
Gain on investments held in Trust Account	6,223

Net income	$7,167,069

Weighted average shares outstanding of Class A redeemable common stock, basic and diluted	16,560,000

Basic and diluted net income per share, Class A redeemable common stock	$—

Weighted average shares outstanding of Class A non-redeemable, Class B and Class F common stock, basic and diluted	1,193,600

Basic and diluted net income per share, Class A non-redeemable, Class B and Class F common stock	$6.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Common Stock						Additional Paid-In Capital	Retained earnings (accumulated deficit)	Total Stockholders’ Equity
	Class A		Class B		Class F
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2020	1,045,825	$105	120,000	$12	828,000	$83	$10,163,785	$(5,163,969)	$5,000,016
Class A common stock subject to possible redemption	(286,683)	(29)	—	—	—	—	(7,167,046)	—	(7,167,075)
Net income	—	—	—	—	—	—	—	7,167,069	7,167,069

Balance—March 31, 2021	759,142	$76	120,000	$12	828,000	$83	$2,996,739	$2,003,100	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net income	$7,167,069
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,404,280)
Gain on investments held in Trust Account	(6,223)
Changes in operating assets and liabilities:
Prepaid expenses	60,323
Accounts payable	(29,565)
Accrued expenses	(72,943)
Franchise tax payable	37,192

Net cash used in operating activities	(248,427)

Net change in cash	(248,427)
Cash—beginning of the period	1,336,674

Cash—end of the period	$1,088,247

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$(7,167,075)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Incorporation

Periphas Capital Partnering Corporation (the “Company”) was incorporated as a Delaware corporation on September 11, 2020.

Sponsor

The Company’s sponsor is PCPC Holdings, LLC, a Delaware limited liability company (the “Sponsor”).

Business Purpose

The Company was formed for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (“Partnering Transaction”). The Company has not selected any business to partner with and has not, nor has anyone on the Company’s behalf, engaged in any substantive discussions, directly or indirectly, with respect to a specific Partnering Transaction. The Company may pursue a Partnering Transaction in any business or industry but expects to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company has neither engaged in any operations nor generated revenue as of March 31, 2021.

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

PERIPHAS CAPITAL PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PERIPHAS CAPITAL PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had $1.1 million in its operating bank account, and working capital of approximately $1.2 million.

The Company’s liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares and the Performance Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $148,000 (as defined in Note 4) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 15, 2020 and borrowing is no longer available. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report as amended on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 25, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report as amended on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 25, 2021.

PERIPHAS CAPITAL PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

Upon the closing of the Initial Public Offering, the Private Placements, and the Over-Allotment, a total of approximately $414.0 million, was placed in the Trust Account and is currently invested in money market funds that invest in U.S. government securities. The estimated fair values of investments held in the Trust Account are determined using available market information.

PERIPHAS CAPITAL PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 4,140,000 warrants to purchase Class A common stock to investors in our Initial Public Offering and Over-Allotment (the “Public Warrants”) and issued 61,400 Private Placement Warrants (the “Private Warrants”). All of its outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants was calculated using an option pricing method and the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model as of December 31, 2020. Subsequently, as of March 31, 2021, the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

PERIPHAS CAPITAL PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at March 31, 2021, 16,046,458 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, reduced for shares subject to forfeiture.

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Net income per share of common stock, basic and diluted for shares of redeemable Class A common stock is calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes, for the period, by the weighted average number of redeemable Class A common stock outstanding for the period. Net income per share of common stock, basic and diluted for shares of non-redeemable Class A, Class B, and Class F common stock is calculated by dividing the net income of approximately $7.2 million, less income attributable to Class A common stock by the weighted average number of non-redeemable Class A, Class B, and Class F common stock outstanding for the period.

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

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions

PERIPHAS CAPITAL PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3—Initial Public Offering

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

Note 4—Related Party Transactions

Founder Shares and Performance Shares

On September 14, 2020, the Sponsor paid for certain offering costs on behalf of the Company in exchange for (i) 690,000 Class F common stock (the “Founder Shares”) for a capital contribution of $6,250 and (b) 120,000 shares of Class B common stock (the “Performance Shares”) for a capital contribution of $18,750. On December 11, 2020, the Company effected a 1 for 1.2 forward stock split of the shares of Class F common stock that increased the number of outstanding shares of Class F common stock from 690,000 to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the stock split. The Founder Shares will be entitled to (together with the Performance Shares) a number of votes representing 20% of the Company’s outstanding common stock (not including the private placement shares) prior to the completion of the Partnering Transaction.

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

PERIPHAS CAPITAL PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into private placement CAPS™ at a price of $25.00 per private placement CAPS™ at the option of the lender. The private placement CAPS™ would be identical to the Private Placement CAPS™ issued to the Sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no outstanding Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. During the three months ended March 31, 2021, the Company incurred approximately $60,000 of such costs which have been included in the accompanying condensed statement of operations.

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

PERIPHAS CAPITAL PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 5—Commitments & Contingencies

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

PERIPHAS CAPITAL PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Derivative Warrant Liabilities

As of March 31, 2021 and December 31, 2000, the Company has 4,140,000 and 61,400 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

PERIPHAS CAPITAL PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Stockholders’ Equity

Class A Common Stock— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 16,805,600 shares of Class A common stock issued or outstanding, including 16,046,458 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were 16,805,600 shares of Class A common stock issued or outstanding, including 15,759,775 shares of Class A common stock subject to possible redemption.

Class B Common Stock— The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 120,000 shares of Class B common stock issued and outstanding.

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

PERIPHAS CAPITAL PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there are no shares of preferred stock issued or outstanding.

PERIPHAS CAPITAL PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$414,007,389	$—	$—
Liabilities:
Derivative warrant liabilities—Public	$8,942,400	$—
Derivative warrant liabilities—Private			$134,470

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$414,001,166	$—	$—
Liabilities:
Derivative warrant liabilities—Public	$—	$—	$16,228,800
Derivative warrant liabilities—Private			252,350

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement during the quarter ended March 31, 2021 once the Public Warrants were separately listed and traded.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants was calculated using an option pricing method and the fair value of the Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model as of December 31, 2020. Subsequently, as of March 31, 2021, the fair value of the Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants as a Level 1 measurement, since January 2021. For the three months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $7.4 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in the Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

PERIPHAS CAPITAL PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2021	As of December 31, 2020
Exercise price	$28.75	$28.75
Unit price	$23.74	$25.13
Volatility	16.60%	23.00%
Expected life of the options to convert	5.00	5.00
Risk-free rate	0.92%	0.59%
Dividend yield	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at Level 3, December 31, 2020	16,481,150
Transfer out of Level 3, Public Warrants	(8,942,400)
Change in fair value of derivative warrant liabilities - Level 3	(7,404,280)

Derivative warrant liabilities at Level 3, March 31, 2021	$134,470

Note 8—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were available for issuance. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Periphas Capital Partnering Corporation,” “Periphas,” “our,” “us” or “we” refer to Periphas Capital Partnering Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on September 11, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

Our sponsor is PCPC Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, we consummated our Initial Public Offering of 14,400,000 CAPS™ at $25.00 per CAPS™, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $4.0 million (net of reimbursement of offering costs of approximately $350,000 from the underwriter). On December 14, 2020, the underwriter exercised the over-allotment option in full, and on December 16, 2020, purchased 2,160,000 additional CAPS™ (the “Over-Allotment CAPS™”), generating additional gross proceeds of $54.0 million, and incurred additional offering costs of approximately $540,000 in underwriting fees (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 224,000 private placement CAPS™ (the “Private Placement CAPS™”) at a price of $25.00 per CAPS™ to the Sponsor, generating proceeds of $5.6 million (Note 4). Simultaneously with the closing of the Over-Allotment on December 16, 2020, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS™ at a price of $25.00 per CAPS™ by the Sponsor, generating gross proceeds to the Company of $540,000.

Upon the closing of the Initial Public Offering and the Private Placement on December 14, 2020, $360.0 million ($25.00 per CAPS™) of the net proceeds of the sale of the CAPS™ in the Initial Public Offering and of the Private Placement CAPS™ in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and were invested in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below. Upon the closing of the Over-Allotment on December 16, 2020, additional net proceeds from the consummation of the Over-Allotment of $54.0 million were placed in the Trust Account, for a total of $414.0 million held in Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of its initial public offering (the “Initial Public Offering”) of its securities called CAPS™ (“CAPS™”), although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Partnering Transaction. Furthermore, there is no assurance that we will be able to successfully complete a Partnering Transaction.

We will only have 24 months, or December 14, 2022, (or 27 months, or March 14, 2023, if we have executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction within 24 months) from the closing of the Initial Public Offering to complete its initial Partnering Transaction (the “Partnering Period”). If we do not complete a Partnering Transaction within this period of time (and stockholders do not approve an amendment to the certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $25.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Liquidity and Capital Resources

At March 31, 2021, we had cash of approximately $1.1 million and working capital of approximately $1.2 million.

Our liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for the issuance of the Founder Shares and the Performance Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $148,000 (as defined in Note 4) to us, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on December 15, 2020 and borrowing is no longer available. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and search for a partner candidate company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Partnering Transaction. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net income of approximately $7.2 million, which consisted of approximately $7.4 million gain in change in fair value of derivative warrant liabilities, partially offset by $132,000 in general and administrative expenses, $63,000 in general and administrative expenses – related party, and approximately $49,000 in franchise tax expense, offset by approximately $6,000 of interest on the investments held in the Trust Account.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $20,000 per month for office space, secretarial and administrative services provided to members of our management team. The Company incurred $60,000 in expenses in connection with such services during the three months ended March 31, 2021.

Critical Accounting Policies

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 16,046,458 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets.

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, reduced for shares subject to forfeiture. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 4,201,400 shares of our common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Net income per share of common stock, basic and diluted for shares of redeemable Class A common stock is calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes, for the period, by the weighted average number of redeemable Class A common stock outstanding for the period. Net income per share of common stock, basic and diluted for shares of non-redeemable Class A, Class B, and Class F common stock is calculated by dividing the net income of approximately $7.2 million, less income attributable to Class A common stock by the weighted average number of non-redeemable Class A, Class B, and Class F common stock outstanding for the period.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 4,140,000 warrants to purchase Class A common stock to investors in our Initial Public Offering and Over-Allotment (the “ Public Warrants”) and issued 61,400 Private Placement Warrants (the “Private Warrants”). All of its outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants was calculated using an option pricing method and the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model as of December 31, 2020. Subsequently, as of March 31, 2021, the fair value of the Private Warrants was calculated using the Black Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s Public Warrants and Private Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the prospectus or in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of its securities from January 1, 2021 to March 31, 2021.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officers (Principal Executive Officers) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 28, 2021	PERIPHAS CAPITAL PARTNERING CORPORATION

	By:	/s/ Sanjeev Mehra
	Name:	Sanjeev Mehra
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John Bowman
	Name:	John Bowman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)