Form 10-Q
period 2021-06-30
Periphas Capital Partnering Corp
filed 2021-08-13
CIK 1824993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

PERIPHAS CAPITAL PARTNERING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-39784	85-3046972
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

667 Madison Avenue , 15th Floor New York, New York	10065
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (
646
)
876-6351
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
CAPS TM , each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	PCPC.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	PCPC	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $28.75 per share	PCPC WS	The New York Stock Exchange
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
13
, 2021, 16,805,600 shares of Class A Common Stock, par value $0.0001, 120,000 shares of Class B Common Stock, par value $0.0001 and 828,000 shares of Class F Common Stock, par value $0.0001, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
PERIPHAS CAPITAL PARTNERING CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$777,501	$1,336,674
Prepaid expenses	293,964	412,626

Total current assets	1,071,465	1,749,300
Investments held in Trust Account	414,013,681	414,001,166

Total Assets	$415,085,146	$415,750,466

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$23,400	$76,800
Accrued expenses	80,500	186,500
Franchise tax payable	93,502	11,625

Total current liabilities	197,402	274,925
Derivative warrant liabilities	9,034,850	16,481,150

Total Liabilities	9,232,252	16,756,075

Commitments and Contingencies

Class A common stock, $0.0001 par value; 16,034,115 and 15,759,775 shares subject to possible redemption at $25.00 per share as of June 30, 2021 and December 31, 2020, respectively	400,852,875	393,994,375

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 771,485 and 1,045,825 shares issued and outstanding (excluding 16,034,115 and 15,759,775 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	77	105
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 120,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	12	12
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	83	83
Additional paid-in capital	3,305,313	10,163,785
Retained earnings (accumulated deficit)	1,694,534	(5,163,969)

Total stockholders’ equity	5,000,019	5,000,016

Total Liabilities and Stockholders’ Equity	$415,085,146	$415,750,466

The accompanying notes are an integral part of these condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2 021

General and administrative expenses	$247,563	$379,150
General and administrative expenses - related party	60,000	123,030
Franchise tax expense	49,315	98,132

Total operating expenses	356,878	600,312
Other income
Change in fair value of derivative warrant liabilities	42,020	7,446,300
Gain on investments held in Trust Account	6,292	12,515

Net income (loss)	$(308,566)	$6,858,503

Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	16,560,000	16,560,000

Basic and diluted net loss per share, redeemable Class A common stock	$—	$—

Weighted average shares outstanding of non-redeemable Class A, Class B and Class F common stock, basic and diluted	1,193,600	1,193,600

Basic and diluted net loss per share, non-redeemable Class A, Class B and Class F common stock	$(0.26)	$5.75

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2021

	Common Stock								Total Stockholders’ Equity
	Class A		Class B		Class F		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2020	1,045,825	$105	120,000	$12	828,000	$83	$10,163,785	$(5,163,969)	$5,000,016
Class A common stock subject to possible redemption	(286,683)	(29)	—	—	—	—	(7,167,046)	—	(7,167,075)
Net income	—	—	—	—	—	—	—	7,167,069	7,167,069

Balance - March 31, 2021	759,142	76	120,000	12	828,000	83	2,996,739	2,003,100	5,000,010
Class A common stock subject to possible redemption	12,343	1	—	—	—	—	308,574	—	308,575
Net loss	—	—	—	—	—	—	—	(308,566)	(308,566)

Balance - June 30, 2021	771,485	$77	120,000	$12	828,000	$83	$3,305,313	$1,694,534	$5,000,019

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For The Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net income	$6,858,503
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,446,300)
Gain on investments held in Trust Account	(12,515)
Changes in operating assets and liabilities:
Prepaid expenses	118,662
Accounts payable	(53,400)
Accrued expenses	(106,000)
Franchise tax payable	81,877

Net cash used in operating activities	(559,173)

Net change in cash	(559,173)

Cash - beginning of the period	1,336,674

Cash - end of the period	$777,501

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$(6,858,500)
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
Periphas Capital Partnering Corporation (the “Company”) was incorporated as a Delaware corporation on September 11, 2020.
Sponsor
The Company’s sponsor is PCPC Holdings, LLC, a Delaware limited liability company (the “Sponsor”).
Business Purpose
The Company was formed for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (“Partnering Transaction”). The Company has not selected any business to partner with and has not, nor has anyone on the Company’s behalf, engaged in any substantive discussions, directly or indirectly, with respect to a specific Partnering Transaction. The Company may pursue a Partnering Transaction in any business or industry but expects to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company has neither engaged in any operations nor generated revenue as of June 30, 2021.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering (the “Initial Public Offering”) of its securities called CAPS
™
(“CAPS”), although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Partnering Transaction. Furthermore, there is no assurance that the Company will be able to successfully complete a Partnering Transaction.
Financing
The registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, the Company consummated its Initial Public Offering of 14,400,000 CAPS
™
at $25.00 per CAPS
™
, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $4.0 million (net of reimbursement of offering costs of approximately $350,000 from the underwriter). On December 14, 2020, the underwriter exercised the over-allotment option in full, and on December 16, 2020, purchased 2,160,000 additional CAPS
™
(the “Over-Allotment CAPS
™
”), generating additional gross proceeds of $54.0 million, and incurred additional offering costs of approximately $540,000 in underwriting fees (the “Over-Allotment”).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 224,000 private placement CAPS
™
(the “Private Placement CAPS
™
”) at a price of $25.00 per CAPS
™
to the Sponsor, generating proceeds of $5.6 million (Note 4). Simultaneously with the closing of the Over-Allotment on December 16, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS
™
at a price of $25.00 per CAPS
™
by the Sponsor, generating gross proceeds to the Company of $540,000.
Trust Account
The Company must complete a Partnering Transaction with one or more partner candidate businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Partnering Transaction. However, the Company will only complete a Partnering Transaction if the post- transaction company owns or acquires 50% or more of the voting securities of the partner candidate or otherwise acquires a controlling interest in the partner candidate sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Upon the closing of the Initial Public Offering and the Private Placement on December 14, 2020, $360.0 million ($25.00 per CAPS
™
) of the net proceeds of the sale of the CAPS
™
in the Initial Public Offering and of the Private Placement CAPS
™
in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and were invested in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
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
The Company’s certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company for withdrawals (the “permitted withdrawals”) to pay taxes including income and franchise taxes and to withdraw up to $100,000 in dissolution expenses in the event the Company does not complete the Partnering Transaction within the Partnering Period (as defined below), none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Partnering Transaction; (ii) the redemption of any of the common stock included in the CAPS
™
being sold in the Initial Public Offering (the “Public Shares”) to its holders (the “Public Stockholders”) properly tendered in connection with a stockholder vote to amend certain provisions of the Company’s certificate of incorporation prior to a Partnering Transaction or (iii) the redemption of 100% of the Public Shares if the Company does not complete a Partnering Transaction within the Partnering Period (defined below).

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
The Company will have until December 14, 2022, (or March 14, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction by December 14, 2022) to complete its initial Partnering Transaction (the “Partnering Period”). If the Company does not complete a Partnering Transaction within this period of time (and stockholders do not approve an amendment to the certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $0.8 million in its operating bank account, and working capital of approximately $0.9 million.
The Company’s liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares and the Performance Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $148,000 (as defined in Note 4) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 15, 2020 and borrowing is no longer available. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
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

Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2021.
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
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB Topic ASC 820, “Fair Value Measurements and Disclosures, equal or approximate the carrying amounts represented in the condensed balance sheets.
As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.
Derivative warrant liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Company issued 4,140,000 warrants to purchase Class A common stock to investors in our Initial Public Offering and Over-Allotment (the “Public Warrants”) and issued 61,400 Private Placement Warrants (the “Private Warrants”). All of its outstanding warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants was calculated using an option pricing method and the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model as of December 31, 2020. Subsequently, as of June 30, 2021, the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non- current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at June 30, 2021 and December 31, 2020, 16,034,115 and 15,759,775 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
Net Income (Loss) Per Common Share
The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of net income (loss) per share. Net income (loss) per share of common stock, basic and diluted for shares of redeemable Class A common stock is calculated by dividing the interest income earned on investments held in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable Class A common stock outstanding for the periods. Net income (loss) per share of common stock, basic and diluted for shares of non- redeemable Class A, Class B, and Class F common stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A common stock by the weighted average number of non-redeemable
Class A, Class B, and Class F common stock outstanding for the periods. Non-redeemable Class A common stock includes shares sold in the Private Placement CAPS
™
, Class B common stock include the Performance Shares, and Class F common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement CAPS
™
since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Redeemable Class A common stock
Numerator: Income allocable to redeemable Class A common stock
Income from investments held in Trust Account	$6,292	$12,515
Less: Company’s portion available to be withdrawn to pay taxes	(6,292)	(12,515)

Net income attributable	$—	$—

Denominator: Weighted average redeemable Class A common stock
Basic and diluted weighted average shares outstanding, redeemable Class A common stock	16,560,000	16,560,000

Basic and diluted net income per share, redeemable Class A common stock	$—	$—

Non-redeemable Class A, Class B and Class F common stock
Numerator: Net income (loss) minus net income allocable to non-redeemable Class A, Class B and Class F common stock
Net income (loss)	$(308,566)	$6,858,503
Net income allocable to redeemable Class A common stock	—	—

Net income (loss) attributable	$(308,566)	$6,858,503

Denominator: Weighted average non-redeemable Class A, Class B and Class F common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class A, Class B and Class F common stock	1,193,600	1,193,600

Basic and diluted net loss per share, non-redeemable Class A, Class B and Class F common stock	$(0.26)	$5.75

Income Taxes
The Company complies with the accounting and reporting requirements of FASB Topic ASC 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Recent Issued Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.
Note 3—Initial Public Offering
Public CAPS
TM
On December 14, 2020, the Company consummated its Initial Public Offering of 14,400,000 CAPS
™
at $25.00 per CAPS
™
, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $4.0 million (net of reimbursement of offering costs of approximately $350,000 from the underwriter). On December 14, 2020, the underwriter exercised the over-allotment option in full, and on December 16, 2020, purchased 2,160,000 Over-Allotment CAPS
™
, generating additional gross proceeds of $54.0 million, and incurred additional offering costs of approximately $540,000 in underwriting fees.
Each CAPS
™
consists of one share of Class A common stock and
one-quarter
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant may be exercised to purchase one share of Class A common stock for $28.75 per share, subject to adjustment (see Note 6).
Underwriting Agreement
The Company granted the underwriter a
45-day
option to purchase up to 2,160,000 additional CAPS
™
to cover any over-allotment, at the initial Public Offering price less the underwriting discounts and commissions. The underwriter exercised their over-allotment option on December 16, 2020.
The underwriter was entitled to an underwriting discount of $0.25 per CAPS
™
, or $3.6 million in the aggregate, paid upon the closing of the Initial Public Offering on December 14, 2020. In addition, the underwriter agreed to make a payment to the Company in an amount up to approximately $350,000 to reimburse the Company for out-of-pocket
expenses incurred in connection with the Initial Public Offering, which was fully received on December 15, 2020.
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
Private Placement CAPS
TM
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 224,000 Private Placement CAPS
™
at a price of $25.00 per CAPS
™
to the Sponsor, generating proceeds of $5.6 million. Simultaneously with the closing of the Over-allotment on December 16, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS
™
at a price of $25.00 per CAPS
™
by the Sponsor, generating gross proceeds to the Company of $540,000.

Each Private Placement CAPS
™
consists of one share of Class A common stock and
one-quarter
of one redeemable warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $28.75 per share. A portion of the proceeds from the sale of the Private Placement CAPS
™
was added to the proceeds from the Initial Public Offering and held in the Trust Account. If the Company does not complete a Partnering Transaction, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.
The Initial Stockholders also agreed not to transfer, assign or sell any of their Private Placement CAPS
™
, private placement shares, private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of the initial Partnering Transaction, except to permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares, Private Placement CAPS
™
, private placement shares and Private Placement Warrants.
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
In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into private placement CAPS
™
at a price of $25.00 per private placement CAPS
™
at the option of the lender. The private placement CAPS
™
would be identical to the Private Placement CAPS
™
issued to the Sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no outstanding Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. During the three and six months ended June 30, 2021, the Company incurred $60,000 and $120,000 of such costs, respectively, which have been included in the accompanying condensed statements of operations. As of June 30, 2021 and December 31, 2020 the Company had included $0 and $14,194, respectively, for services in connection with such agreement on the accompanying condensed balance sheets in accrued expenses.
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
Note 5—Commitments & Contingencies
Registration Rights
The holders of the Founder Shares, Performance Shares, Forward Purchase Shares, Private Placement Warrants and private placement shares underlying Private Placement CAPS
™
and private placement CAPS
™
that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants that are part of the Private Placement CAPS
™
, and CAPS
™
may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and the Performance Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Anchor Investments
The Anchor Investors purchased 2.4 million CAPS
™
in the aggregate, and the Company agreed to direct the underwriter to sell to the Anchor Investors such number of CAPS
™
. Further, each of the Anchor Investors entered into a separate agreement with the Sponsor pursuant to which each such investor agreed to purchase membership interests in the Sponsor representing an indirect beneficial interest in an aggregate of up to 10,800 Performance Shares for approximately $0.16 per Performance Share. The membership interests in the Sponsor to be directly owned by such investors will be subject to forfeiture under certain circumstances (or any additional restrictions agreed to by the Sponsor in connection with the initial Partnering Transaction). The Performance Shares to be indirectly owned by such investors will be otherwise identical to the Performance Shares owned by the Sponsor. The Company’s discussions with each Anchor Investor were separate and the Company’s arrangements with them are not contingent on each other.
There can be no assurance that the Anchor Investors will retain any CAPS
™
, if any, prior to or upon the consummation of a Partnering Transaction and certain of the membership interests in the Sponsor to be directly owned by such investors will be subject to forfeiture under such circumstances. In the event that the Anchor Investors purchase such CAPS
™
and vote in favor of a Partnering Transaction, a smaller portion of affirmative votes from other Public Shareholders would be required to approve a Partnering Transaction.
Note 6—Derivative Warrant Liabilities
As of June 30, 2021 and December 31, 2000, the Company has 4,140,000 Public Warrants and 61,400 Private Placement Warrants, outstanding.
No fractional warrants will be issued upon separation of the CAPS
™
and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $28.75 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of a Partnering Transaction, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Partnering Transaction, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3 (a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
Note 7—Stockholders’ Equity
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 16,805,600 shares of Class A common stock issued or outstanding, including 16,034,115 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were 16,805,600 shares of Class A common stock issued or outstanding, including 15,759,775 shares of Class A common stock subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 120,000 shares of Class B common stock issued and outstanding.
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
Class
 F Common Stock
— The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On September 14, 2020, the Company issued 690,000 shares of Class F common stock to the Sponsor. On December 11, 2020, the Company effected a 1 for 1.2 forward stock split of the shares of Class F common stock that increased the number of outstanding shares of Class F common stock from 690,000 to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the stock split.
The Class F common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the Partnering Transaction on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity- linked securities are issued or deemed issued in connection with the Partnering Transaction, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 5% of the total number of shares of
as-converted
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
Preferred stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there are no shares of preferred stock issued or outstanding.
Note 8—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$414,013,681	$—	$—
Liabilities:
Derivative warrant liabilities—Public	$8,901,000	$—
Derivative warrant liabilities—Private			$133,850
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$414,001,166	$—	$—
Liabilities:
Derivative warrant liabilities—Public	$—	$—	$16,228,800
Derivative warrant liabilities—Private			252,350
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement during the quarter ended March 31, 2021 once the Public Warrants were separately listed and traded.
Level 1 instruments include investments in mutual funds invested in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The initial fair value of the Public Warrants was calculated using an option pricing method and the fair value of the Private Placement Warrants was calculated using the Black- Scholes Option Pricing Model. Subsequently, the fair value of the Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants as a Level 1 measurement, since January 2021. For the three and six months ended June 30, 2021, the Company recognized a charge to the statements of operations resulting from a decrease in the fair value of liabilities of approximately $42,000 and $7.4 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2021	As of December 31, 2020
Exercise price	$28.75	$28.75
Unit price	$24.51	$25.13
Volatility	15.08%	23.00%
Expected life of the options to convert	5.00	5.00
Risk-free rate	0.87%	0.59%
Dividend yield	0.00%	0.00%
The change in the fair value of the derivative warrant liabilities for the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at Level 3, December 31, 2020	16,481,150
Transfer out of Level 3, Public Warrants	(8,942,400)
Change in fair value of derivative warrant liabilities - Level 3	(7,404,900)

Derivative warrant liabilities at Level 3, June 30, 2021	$133,850
Note 9—Subsequent Events
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
Our sponsor is PCPC Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, we consummated our Initial Public Offering of 14,400,000 CAPS
™
at $25.00 per CAPS
™
, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $4.0 million (net of reimbursement of offering costs of approximately $350,000 from the underwriter). On December 14, 2020, the underwriter exercised the over-allotment option in full, and on December 16, 2020, purchased 2,160,000 additional CAPS
™
(the “Over-Allotment CAPS
™
”), generating additional gross proceeds of $54.0 million, and incurred additional offering costs of approximately $540,000 in underwriting fees (the “Over-Allotment”).
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 224,000 private placement CAPS
™
(the “Private Placement CAPS
™
”) at a price of $25.00 per CAPS
™
to the Sponsor, generating proceeds of $5.6 million (Note 4). Simultaneously with the closing of the Over-Allotment on December 16, 2020, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS
™
at a price of $25.00 per CAPS
™
by the Sponsor, generating gross proceeds to the Company of $540,000.

1
5

Upon the closing of the Initial Public Offering and the Private Placement on December 14, 2020, $360.0 million ($25.00 per CAPS
™
) of the net proceeds of the sale of the CAPS
™
in the Initial Public Offering and of the Private Placement CAPS
™
in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and were invested in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
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
Our management has broad discretion with respect to the specific application of the net proceeds of its initial public offering (the “Initial Public Offering”) of its securities called CAPS
™
(“CAPS
™
”), although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Partnering Transaction. Furthermore, there is no assurance that we will be able to successfully complete a Partnering Transaction.
We will have until December 14, 2022, (or March 14, 2023, if we have executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction by December 14, 2022) to complete our initial Partnering Transaction (the “Partnering Period”). If we do not complete a Partnering Transaction within this period of time (and stockholders do not approve an amendment to the certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, of $25.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
Liquidity and Capital Resources
At June 30, 2021, we had cash of approximately $0.8 million and working capital of approximately $0.9 million.
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
Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Partnering Transaction. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had net loss of approximately $309,000, which consisted of approximately $248,000 in general and administrative expenses, $60,000 in general and administrative expenses – related party, and approximately $49,000 in franchise tax expense, partially offset by approximately $42,000 gain in change in fair value of derivative warrant liabilities and gain on investment held in Trust Account of approximately $6,000.
For the six months ended June 30, 2021, we had net income of approximately $6.9 million, which consisted of approximately $7.4 million gain in change in fair value of derivative warrant liabilities and gain on investment held in Trust Account of approximately $13,000, offset by $379,000 in general and administrative expenses, $123,000 in general and administrative expenses – related party, and approximately $98,000 in franchise tax expense.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $20,000 per month for office space, secretarial and administrative services provided to members of our management team. During the three and six months ended June 30, 2021, the Company incurred $60,000 and $120,000 in expenses in connection with such services, respectively.

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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 16,034,115 and 15,759,775, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets.
Net Income (Loss) Per Common Share
The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per share. Net income (loss) per share of common stock, basic and diluted for shares of redeemable Class A common stock is calculated by dividing the interest income earned on investments held in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable Class A common stock outstanding for the periods. Net income (loss) per share of common stock, basic and diluted for shares of non- redeemable Class A, Class B, and Class F common stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A common stock by the weighted average number of non-redeemable Class A, Class B, and Class F common stock outstanding for the periods. Non-redeemable Class A common stock includes shares sold in the Private Placement CAPS
™
, Class B common stock include the Performance Shares, and Class F common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement CAPS
™
since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Company issued 4,140,000 warrants to purchase Class A common stock to investors in our Initial Public Offering and Over-Allotment (the “ Public Warrants”) and issued 61,400 Private Placement Warrants (the “Private Warrants”). All of its outstanding warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants was calculated using an option pricing method and the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model as of December 31, 2020.
Subsequently, as of June 30, 2021, the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Recent Adopted Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s Public Warrants and Private Warrants as components of equity instead of as derivative liabilities, as described in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 28, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
Other than as described herein, there was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2021, covered by this Quarterly Report on
Form 10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. To respond to the material weakness identified, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in the prospectus or in our Amendment No. 1 to our Annual Report on Form
10-K/A
filed with the SEC on May 25, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not make any unregistered sales of its securities from January 1, 2021 to June 30, 2021.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officers (Principal Executive Officers) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

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

Dated: August 13, 2021	PERIPHAS CAPITAL PARTNERING CORPORATION

	By:	/s/ Sanjeev Mehra
	Name:	Sanjeev Mehra
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John Bowman
	Name:	John Bowman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)