Form 10-Q
period 2021-09-30
Periphas Capital Partnering Corp
filed 2021-11-12
CIK 1824993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

PERIPHAS CAPITAL PARTNERING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-39784	85-3046972
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

667 Madison Avenue, 15th Floor
New York, New York	10065
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No   ☒
Indicate by check mark if the registration is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☒    No  ☐
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
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
As of November
1
2
, 2021, 16,805,600 shares of Class A Common Stock, par value $0.0001, 120,000 shares of Class B Common Stock, par value $0.0001 and 828,000 shares of Class F Common Stock, par value $0.0001, issued and outstanding.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from September 11, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 and for the period from September 11, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from September 11, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

PART III. SIGNATURES		23

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
PERIPHAS CAPITAL PARTNERING CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$561,945	$1,336,674
Prepaid expenses	260,089	412,626

Total current assets	822,034	1,749,300
Investments held in Trust Account	414,029,696	414,001,166

Total Assets	$414,851,730	$415,750,466

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,837	$76,800
Accrued expenses	55,000	186,500
Franchise tax payable	141,050	11,625

Total current liabilities	197,887	274,925
Derivative warrant liabilities	6,366,660	16,481,150

Total Liabilities	6,564,547	16,756,075
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 16,560,000 shares at $25.00 per share as of September 30, 2021 and December 31, 2020	414,000,000	414,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 245,600 shares issued and outstanding as of September 30, 2021 and December 31, 2020	25	25
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 120,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	12	12
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	83	83
Additional paid-in capital	—	—
Accumulated deficit	(5,712,937)	(15,005,729)

Total stockholders’ deficit	(5,712,817)	(15,005,609)

Total Liabilities and Stockholders’ Deficit	$414,851,730	$415,750,466

The accompanying notes are an integral part of these condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from September 11, 2020 (Inception) Through September 30, 2020
General and administrative expenses	$140,054	$519,203	$5,000
General and administrative expenses - related party	60,000	183,030	—
Franchise tax expense	49,863	147,995	—

Total operating expenses	(249,917)	(850,228)	(5,000)
Other income
Change in fair value of derivative warrant liabilities	2,668,190	10,114,490	—
Gain on investments held in Trust Account	16,016	28,530	—

Net income (loss)	$2,434,289	$9,292,792	$(5,000)

Weighted average shares outstanding of Class A common stock, basic and diluted	16,805,600	16,805,600	—

Basic and diluted net income per share, Class A common stock	$0.14	$0.52	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	120,000	120,000	120,000

Basic and diluted net income (loss) per share, Class B common stock	$0.14	$0.52	$(0.01)

Weighted average shares outstanding of Class F common stock, basic and diluted	828,000	828,000	828,000

Basic and diluted net income (loss) per share, Class F common stock	$0.14	$0.52	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For The Three and Nine Months Ended September 30, 2021

	Common Stock
	Class A		Class B		Class F				Total
							Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance - December 31, 2020	245,600	$25	120,000	$12	828,000	$83	$—	$(15,005,729)	$(15,005,609)
Net incom e	—	—	—	—	—	—	—	7,167,069	7,167,069

Balance - March 31, 2021 (Unaudited)	245,600	25	120,000	12	828,000	83	—	(7,838,660)	(7,838,540)
Net loss	—	—	—	—	—	—	—	(308,566)	(308,566)

Balance - June 30, 2021 (Unaudited)	245,600	25	120,000	12	828,000	83	—	(8,147,226)	(8,147,106)
Net income	—	—	—	—	—	—	—	2,434,289	2,434,289

Balance - September 30, 2021 (Unaudited)	245,600	$25	120,000	$12	828,000	$83	$—	$(5,712,937)	$(5,712,817)

	For The Period From September 11, 2020 (Inception) Through September 30, 2020
	Common Stock
	Class A		Class B		Class F				Total
							Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance - September 11, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	120,000	12	—	—	18,738	—	18,750
Issuance of Class F common stock to Sponsor	—	—	—	—	690,000	69	6,181	—	6,250
Net income	—	—	—	—	—	—	—	(5,000)	(5,000)

Balance - September 30, 2020 (unaudited)	—	$—	120,000	$12	690,000	$69	$24,919	$(5,000)	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period From September 11, 2020 (Inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$9,292,792	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(10,114,490)
Gain on investments held in Trust Account	(28,530)
Changes in operating assets and liabilities:
Prepaid expenses	152,537
Accounts payable	(74,963)
Accrued expenses	(131,500)	5,000
Franchise tax payable	129,425

Net cash used in operating activities	(774,729)	—

Net change in cash	(774,729)	—
Cash - beginning of the period	1,336,674	—

Cash - end of the period	$561,945	$—

Supplemental disclosure of noncash activities:
Def erred o ffering costs paid in exchange for issuance of Class B common stock to Sponsor	$—	$18,750
Deferred o ffering costs paid in exchange for issuance of Class F common stock to Sponsor	$—	$6,250
Deferred o ffering costs included in accrued expenses	$—	$5,000
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
Periphas Capital Partnering Corporation (the “Company”) was incorporated as a Delaware corporation on September 11, 2020.
Sponsor
The Company’s sponsor is PCPC Holdings, LLC, a Delaware limited liability company (the “Sponsor”).
Business Purpose
The Company was formed for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (“Partnering Transaction”). The Company has not selected any business to partner with and has not, nor has anyone on the Company’s behalf, engaged in any substantive discussions, directly or indirectly, with respect to a specific Partnering Transaction. The Company may pursue a Partnering Transaction in any business or industry but expects to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company has neither engaged in any operations nor generated revenue as of September 30, 2021.
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

Liquidity and Capital Resources
As of September 30, 2021, the Company had $0.6 million in its operating bank account and working capital of approximately $0.6 million.
The Company’s liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares and the Performance Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $148,000 (as defined in Note 4) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 15, 2020 and borrowing is no longer available. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, man
a
gement believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Partnering Transaction or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Partnering Transaction candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Partnering Transaction.
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.1 million in additional paid-in
capital and an increase of approximately $8.2 million to accumulated deficit, as well as a reclassification of 1,328,125 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on December 18, 2020,
10-K/A
and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.
The impact of the revision to the audited balance sheet as of December 31, 2020 in the Company’s
Form 10-K/A
filed with the SEC on May 25, 2021 and unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $20.0 million, $12.8 million and $13.1 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities,
or
 net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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
Note 2—Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
As of September 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering and subsequent over-allotment. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants was calculated using an option pricing method and the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model as of December 31, 2020. Subsequently, as of September 30, 2021, the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-
current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly,
16,560,000
shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
Effective with the closing of the Initial Public Offering and the over-allotment option, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as Class A common stock, Class B common stock, and Class F common stock. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) per
common
share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 4,201,400 Class A common stock in the calculation of diluted income (loss) per common
share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common
share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common
 share:

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$2,304,304	$16,454	$113,531	$8,796,579	$62,812	$433,401
Denominator:
Basic and diluted weighted average common shares outstanding	16,805,600	120,000	828,000	16,805,600	120,000	828,000

Basic and diluted net income per common share	$0.14	$0.14	$0.14	$0.52	$0.52	$0.52

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
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any
other
recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.
Note 3—Initial Public Offering
Public CAPS
™
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
™
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
In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into private placement CAPS
™
at a price of $25.00 per private placement CAPS
™
at the option of the lender. The private placement CAPS
™
would be identical to the Private Placement CAPS
™
issued to the Sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no outstanding Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. During the three and nine months ended September 30, 2021, the Company incurred $60,000 and $180,000 of such costs, respectively, which have been included in the accompanying unaudited condensed statements of operations.
During the period from September 11, 2020 (inception) through September 30, 2020 the Company incurred $0 of such costs, which have been included in the accompanying unaudited condensed statement of operations.
As of September 30, 2021
,
December 31, 2020
, and September 30, 2020
the Company had included
$0
,

$14,194,
and $0, respectively, for services in connection with such agreement on the accompanying c
o
ndensed balance sheets in accrued expenses.
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
Note 6—Derivative Warrant Liabilities
As of September 30, 2021 and December 31, 20
20
, the Company has 4,140,000 Public Warrants and 61,400 Private Placement Warrants, outstanding.
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
Note 7 – Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with
a
 par value of $0.0001 per s
hare. Holders of the Company’s Class A common stock are entitled to one vote for each shar
e. As of September 30, 2021
 and December 31, 2020
, there were 16,805,600
shares of Class A common stock o
utstanding, 16,560,000 of which were subject to possible redemptio
n.
As of September 30, 2021 and December 31, 2020, the Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Fair value of Public Warrants at issuance	(11,509,200)
Offering costs allocated to Class A common stock subject to possible redemption	(4,323,061)
Plus:
Accretion on Class A common stock subject to possible redemption amount	15,832,261

Class A common stock subject to possible redemption	$414,000,000

Note 8—Stockholders’ Deficit
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 245,600 shares of Class A common stock issued and outst
a
nding
 excluding
 16,560,000 shares of Class A common stock subject to possible redemption and are classified as temporary equity (see Note 7).
Class
 B Common Stock
— The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 120,000 shares of Class B common stock issued and outstanding.
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
Class
 F Common Stock
— The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 828,000 shares of Class F common stock issued and outstanding.
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
Preferred stock
— The Company is authorized to issue 1,000,000

shares of preferred stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there are no shares of preferred stock issued or outstanding.
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2021

			Significant Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$414,029,696	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$6,272,100	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$94,560
December 31, 2020

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$414,001,166	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$16,228,800
Derivative warrant liabilities - Private placement warrants	$—	$—	$252,350
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
The initial fair value of the Public Warrants was calculated using an option pricing method and the fair value of the Private Placement Warrants was calculated using the Black- Scholes Option Pricing Model. Subsequently, the fair value of the Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants as a Level 1 measurement, since
February
2021. For the three and nine months ended September 30, 2021, the Company recognized a charge to the unaudited condensed
statements of operations resulting from a decrease in the fair value of liabilities of approximately $2.7 million and $10.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of September 30, 2021
Exercise price	$28.75
Unit price	$24.35
Volatility	12.16%
Expected life of the options to convert	5.00
Risk-free rate	0.98%
Dividend yield	0.00%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$16,481,150
Transfer of Public Warrants to Level 1	(8,942,400)
Change in fair value of derivative warrant liabilities	(7,404,280)

Derivative warrant liabilities at March 31, 2021	134,470
Change in fair value of derivative warrant liabilities	(620)

Derivative warrant liabilities at June 30, 2021	133,850
Change in fair value of derivative warrant liabilities	(39,290)

Derivative warrant liabilities at September 30, 2021	$94,560

Note 10—Subsequent Events
Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were available for issuance. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
We will have until December 14, 2022, (or March 14, 2023, if we have executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction by December 14, 2022) to complete our initial Partnering Transaction (the “Partnering Period”). If we do not complete a Partnering Transaction within this period of time (and stockholders do not approve an amendment to the certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, of $25.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (i) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Liquidity and Capital Resources
At September 30, 2021, we had cash of approximately $0.6 million and working capital of approximately $0.6 million.
Our liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for the issuance of the Founder Shares and the Performance Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $148,000 (as defined in Note 4) to us, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on December 15, 2020 and borrowing is no longer available. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
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
Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Partnering Transaction. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had net income of approximately $2.4 million, which consisted of approximately $2.7 million gain in change in fair value of derivative warrant liabilities and gain on investment held in Trust Account of approximately $16,000, partially offset by approximately $140,000 in general and administrative expenses, $60,000 in general and administrative expenses – related party, and approximately $50,000 in franchise tax expense.
For the nine months ended September 30, 2021, we had net income of approximately $9.3 million, which consisted of approximately $10.1 million gain in change in fair value of derivative warrant liabilities and gain on investment held in Trust Account of approximately $29,000, partially offset by approximately $519,000 in general and administrative expenses, $183,000 in general and administrative expenses – related party, and approximately $148,000 in franchise tax expense.

For the period from September 11, 2020 (inception) through September 30, 2020, we had a net loss of $5,000 which consisted of general and administrative expenses. General and administrative expenses were comprised of professional fees.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $20,000 per month for office space, secretarial and administrative services provided to members of our management team. During the three and nine months ended September 30, 2021, the Company incurred $60,000 and $180,000 in expenses in connection with such services, respectively.
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

Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 16,560,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.
Effective with the closing of the Initial Public Offering and the over-allotment option, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have three classes of shares, which are referred to as Class A common stock, Class B common stock, and Class F common stock. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 4,201,400 Class A common stock in the calculation of diluted income (loss) per common share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
We have considered the effect of Class F common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
We issued 4,140,000 warrants to purchase Class A common stock to investors in our Initial Public Offering and Over-Allotment (the “Public Warrants”) and issued 61,400 Private Placement Warrants (the “Private Warrants”). All of its outstanding warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants was calculated using an option pricing method and the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model as of December 31, 2020.
Subsequently, as of September 30, 2021, the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Recent Adopted Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
In connection with our management’s assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and stockholders’ equity on our balance sheet as well as a material misstatement of our net income within our statement of operations.
During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.
As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in the prospectus or in our Amendment No. 1 to our Annual Report on Form
10-K/A
filed with the SEC on May 25, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not make any unregistered sales of its securities from January 1, 2021 to September 30, 2021.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit Number	Description

31.1 *	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officers (Principal Executive Officers) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

*	Filed herewith.
**
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

Dated: November 12, 2021	PERIPHAS CAPITAL PARTNERING CORPORATION

	By:	/s/ Sanjeev Mehra
	Name:	Sanjeev Mehra
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John Bowman
	Name:	John Bowman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)