Form 10-K/A
period 2020-12-31
Periphas Capital Partnering Corp
filed 2021-12-29
CIK 1824993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of December 28, 2021, 16,805,600 shares of Class A Common Stock, par value $0.0001, 120,000 shares of Class B Common Stock, par value $0.0001, and 828,000 shares of Class F Common Stock, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Periphas Capital Partnering Corporation., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Periphas Capital Partnering Corporation for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 25, 2021 (the “2020 Form 10-K/A No. 1”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on December 14, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. Effective with these financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a partnering transaction as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on December 1, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 14, 2020 (the “Post-IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 25, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements as of December 31, 2020 and for the period from September 11, 2020 (inception) through December 31, 2020 included in 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 28, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (v) Note 1 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and restate earnings per share, and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post-IPO Balance Sheet, the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited interim financial statements for the periods ended March 31, 2021, and June 30, 2021 are restated in Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on December 29, 2021 (the “Q3 Form 10-Q/A”).

None of the above changes impacted the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting related to the accounting for complex financial instruments and that the Company’s disclosure controls and procedures were not effective. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

We are filing this Amendment No. 2 to amend and restate the 2020 Form 10-K/A No. 1 with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

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

Except as described above, including updated going concerns considerations, no other information included in the 2020 Form 10-K/A No. 1 is being amended or updated by this Amendment No. 2 and this Amendment No. 2 does not purport to reflect any information or events subsequent to the 2020 Form 10-K/A No. 1. This Amendment No. 2 continues to describe the conditions as of the date of the 2020 Form 10-K/A No. 1 and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the 2020 Form 10-K/A No 1. Accordingly, this Amendment No. 2 should be read in conjunction with the 2020 Form 10-K/A No. 1 and with our filings with the SEC subsequent to the 2020 Form 10-K/A No. 1.

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

•

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our partnering transaction or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

Our team shares a common set of values based on integrity, collaboration, and disciplined, analytical decision making. We seek to partner with management teams to create stockholder value over the long term by growing and improving the businesses we invest in. We also bring a differentiated blend of industry expertise, strategic insight and operational focus. We aspire to be diligent stewards of capital for investors and long-term capital partners to business owners, founders, families and management teams.

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

Operating Partners Offer Proprietary Sourcing and Value Creation Capabilities: Our operating partners have attractive track records in growing and nurturing businesses over the long term. In addition, many of them have led public companies and have generated impressive stockholder returns. Importantly, the principals of Periphas Capital have over a decade-long relationship with each of the operating partners. We expect the involvement of our operating partners to be attractive to potential partnering candidates. Their involvement could also lead to proprietary conversations with respect to sourcing. Their on-going involvement after closing of the partnering transaction could also help unlock significant future value.

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

Periphas Capital “Value-Add” Playbook: We intend to use the Periphas Capital value-add playbook through each stage of our partnering transaction, which we believe can drive significant stockholder value. The playbook includes the following:

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

These criteria are guidelines and not intended to be exhaustive, and the partnering transaction we deem most attractive may not satisfy certain of these criteria. Any evaluation relating to the merits of a particular partnering transaction may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our partnering transaction with a partnering candidate that does not meet the above criteria and guidelines, we will disclose that the partnering candidate does not meet the above criteria in our stockholder communications related to our partnering transaction, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission (the “SEC”).

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

Our sponsor, initial stockholders, officers, directors, operating partners and/or their affiliates may identify the stockholders with whom our initial stockholders, officers, directors, operating partners or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of Class A Common Stock) following our mailing of proxy materials in connection with our partnering transaction. To the extent that our sponsor, officers, directors, operating partners and advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our partnering transaction, whether or not such stockholder has already submitted a proxy with respect to our partnering transaction but only if such shares have not already been voted at the stockholder meeting related to our partnering transaction. Our sponsor, executive officers, directors, advisors, operating partners or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors, operating partners and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our partnering transaction either (i) in connection with a stockholder meeting called to approve the partnering transaction or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed partnering transaction or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding Common Stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s stockholder approval rules.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $25.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders.

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

Employees

We currently have four executive officers, Sanjeev Mehra, Jeff Dodge, John Bowman and Anish Pathipati. Neither Sanjeev Mehra, Jeff Dodge, John Bowman nor Anish Pathipati is obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our partnering transaction. The amount of time they will devote in any time period will vary based on whether a partnering candidate has been selected for our partnering transaction and the stage of the partnering transaction process we are in. We do not intend to have any full time employees prior to the completion of our partnering transaction.

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

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate (i) previously issued audited balance sheet dated as of December 14, 2020 which was related to its initial public offering, and (ii) audited financial statements as of December 31, 2020 and for the period from September 11, 2020 (inception) through December 31, 2020 as reported in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 25, 2021 (collectively, the “Affected Periods Amendment No. 1”).

As described in the 2020 Form 10-K/A No. 1, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods Amendment No. 1.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. Effective with these financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. In connection with the change in presentation for the Class A common stock subject to possible redemption, we restated our earnings per share calculation to allocate income and losses shared pro rata between all classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 2.

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

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the December 2020 initial public offering, see “Part II, Item 9A: Controls and Procedures included in this Amendment No. 2.

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting related to the accounting of complex financial instruments.

Our management and our audit committee concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods, see Item 9A included in this Annual Report on Form 10-K/A. As part of the restatement, we have identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

As a result of such material weakness, the restatements, the changes in accounting for the warrants, the change in the reclassification of the Public Shares and other matters raised, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 2, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, we have determined that if the Company is unable to complete a Business Combination by December 14, 2022 (or March 14, 2023, if we execute a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction by December 14, 2022), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Our warrants are expected to be accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our shares of Class A common stock or may make it more difficult for us to consummate a partnering transaction.

We expect to account for our Warrants as a “warrant liability”. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our shares of Class A common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate a partnering transaction with a target business.

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

We may seek to enter into a partnering transaction agreement with a prospective partnering candidate that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the partnering transaction. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Effective with these financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related partnering transaction and may instead search for an alternate partnering transaction.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Effective with these financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. In addition, our proposed partnering transaction may impose a minimum cash requirement for: (i) cash consideration to be paid to the partnering candidate or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our partnering transaction even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our partnering transaction and do not conduct redemptions in connection with our partnering transaction pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, operating partners, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed partnering transaction exceed the aggregate amount of cash available to us, we will not complete the partnering transaction or redeem any shares in connection with such partnering transaction, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate partnering transaction.

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

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on December 14, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles. Effective with these financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between all classes of shares. This presentation contemplates a Partnering Transaction as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

Therefore, on December 1, 2021, our management and the Audit Committee concluded that our previously issued (i) audited balance sheet as of December 14, 2020, as previously revised in the 2020 Form 10-K/A No. 1, (ii) audited financial statements as previously revised in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 28, 2021 and (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, should be restated to report all Public Shares as temporary equity and restate earnings per share, and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and intends to restate its 2021 interim financial statements for the Affected Periods in its quarterly report on Form 10-Q for the period ended September 30, 2021.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that a material weakness remains in the Company’s internal control over financial reporting related to the accounting for complex financial instruments and that the Company’s disclosure controls and procedures were not effective. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until December 14, 2022 (or March 14, 2023, if we execute a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction by December 14, 2022), to consummate a Partnering Transaction. It is uncertain that we will be able to consummate a Partnering Transaction by this time. If a Partnering Transaction is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Partnering Transaction not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2022.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock subject to possible redemption features certain redemption rights that are considered to be outside of control and subject to the occurrence of uncertain future events. Accordingly, as of the closing of the Initial Public Offering, 16,560,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have three classes of shares, which are referred to as Class A common stock, Class B common stock and Class F common stock. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 4,201,400 of our Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that its control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 14, 2020, and its financial statements for the period ended December 31, 2020 in this Amendment No. 2, and its interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021 in Amendment No. 1 to our Form 10Q/A for the quarterly period ended September 30, 2021 filed with the SEC on December 29, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 14, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 1 to the Form 10-K/A as filed with the SEC on May 25, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A common stock as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Form 10-K/A filing.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 29, 2021

PERIPHAS CAPITAL PARTNERING CORPORATION

/s/ Sanjeev Mehra
Name: Sanjeev Mehra
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sanjeev Mehra	Chief Executive Officer and Director	December 29, 2021
Sanjeev Mehra	(Principal Executive Officer)

/s/ John Bowman	Chief Financial Officer	December 29, 2021
John Bowman	(Principal Financial and Accounting Officer)

/s/ Jeff Dodge	Chief Operating Officer and Director	December 29, 2021
Jeff Dodge

/s/ Allen Spizzo	Director	December 29, 2021
Allen Spizzo

/s/ Eric Dobkin	Director	December 29, 2021
Eric Dobkin

/s/ Matt Espe	Director	December 29, 2021
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a partnering transaction by December 14, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

May 25, 2021 except for the effects of the restatement disclosed in Note 2, as to which the date is December 29, 2021

PERIPHAS CAPITAL PARTNERING CORPORATION

BALANCE SHEET

As Restated

DECEMBER 31, 2020

Assets:
Current assets:
Cash	$1,336,674
Prepaid expenses	412,626

Total current assets	1,749,300
Investments held in Trust Account	414,001,166

Total Assets	$415,750,466

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$76,800
Accrued expenses	186,500
Franchise tax payable	11,625

Total current liabilities	274,925
Derivative warrant liabilities	16,481,150

Total Liabilities	16,756,075
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 16,560,000 shares at $25.00 per share	414,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 245,600 shares issued and outstanding (excluding 16,560,000 shares subject to possible redemption)	25
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 120,000 shares issued and outstanding	12
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding	83
Additional paid-in capital	—
Accumulated deficit	(15,005,729)

Total stockholders’ deficit	(15,005,609)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$415,750,466

The accompanying notes are an integral part of these financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION

STATEMENT OF OPERATIONS

As Restated

FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$50,912
General and administrative expenses - related party	14,194
Franchise tax expense	11,625

Total operating expenses	(76,731)
Other income (expense)
Change in fair value of derivative warrant liabilities	(4,797,570)
Financing costs - derivative warrant liabilities	(290,834)
Gain on investments held in Trust Account	1,166

Net loss	$(5,163,969)

Weighted average shares outstanding of Class A common stock, basic and diluted	2,735,207

Basic and diluted net loss per share, Class A common stock	$(1.40)

Weighted average shares outstanding of Class B common stock, basic and diluted	120,000

Basic and diluted net loss per share, Class B common stock	$(1.40)

Weighted average shares outstanding of Class F common stock, basic and diluted	828,000

Basic and diluted net loss per share, Class F common stock	$(1.40)

The accompanying notes are an integral part of these financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

As Restated

FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	For The Period From September 11, 2020 (Inception) Through December 31, 2020
	Common Stock								Total
	Class A		Class B		Class F		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 11, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	120,000	12	—	—	18,738	—	18,750
Issuance of Class F common stock to Sponsor	—	—	—	—	828,000	83	6,167	—	6,250
Sale of 245,600 Private Placement CAPS, net of fair value of private placement warrants	245,600	25	—	—	—	—	5,965,595	—	5,965,620
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	—	—	(5,990,500)	(9,841,760)	(15,832,260)
Net loss	—	—	—	—	—	—	—	(5,163,969)	(5,163,969)

Balance - December 31, 2020	245,600	$25	120,000	$12	828,000	$83	$—	$(15,005,729)	$(15,005,609)

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

Upon the closing of the Initial Public Offering and the Private Placement on December 14, 2020, $360.0 million ($25.00 per CAPS™) of the net proceeds of the sale of the CAPS™ in the Initial Public Offering and of the Private Placement CAPS™ in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and were invested in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below. Upon the closing of the Over-Allotment on December 16, 2020, additional net proceeds from the consummation of the Over-Allotment of $54.0 million were placed in the Trust Account, for a total of $414.0 million held in the Trust Account.

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from September 11, 2020 (inception) through December 31, 2020 (the “2020 Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the redeemable Class A common stock and earnings per share in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

2. Restatement Of Previously Issued Financial Statements

After the filing of the 10-Q for the quarterly period ending September 30, 2021, the Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 25, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with accounting guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Partnering Transaction as the most likely outcome, in which case, all classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on December 18, 2020 (the “Post-IPO Balance Sheet”), and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were all previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on May 25, 2021 (“the 2020 Affected Periods”), as well as the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (collectively, the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021, and June 30, 2021, are restated in Amendment No. 1 to our Form 10Q/A for the quarterly period ended September 30, 2021 filed with the SEC on December 29, 2021. See Notes 3, 8, and 9, which have been updated to reflect the restatement contained in this Annual Report.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and statement of cash flows for the 2020 Affected Periods is presented below:

The change in the carrying value of the redeemable Class A common stock in the Post-IPO Balance Sheet resulted in a reclassification of approximately 0.5 million shares of Class A common stock from permanent equity to temporary equity. The impact of the restatement to the Post-IPO Balance Sheet is as follows:

As of December 14, 2020:	As Previously Reported in the 10K/A Amendment No. 1	Adjustment	As Restated
Total assets	$362,779,204	$—	$362,779,204
Total liabilities	$11,219,490	$—	$11,219,490
Class A common stock subject to possible redemption	346,559,710	13,440,290	360,000,000
Preferred stock	—	—	—
Class A common stock	35	(13)	22
Class B common stock	12	—	12
Class F common stock	83	—	83
Additional paid-in capital	5,063,226	(5,063,226)	—
Accumulated deficit	(63,352)	(8,377,051)	(8,440,403)

Total stockholders’ equity (deficit)	$5,000,004	$(13,440,290)	$(8,440,286)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$362,779,204	$—	$362,779,204

The change in the carrying value of the redeemable shares of Class A common stock in the financial statements for the period ended December 31, 2020 resulted in a decrease of approximately 0.8 million shares of Class A common stock from permanent equity to temporary equity as presented below:

As of December 31, 2020	As Previously Reported in the 10K/A Amendment No. 1	Adjustment	As Restated
Total assets	$415,750,466	$—	$415,750,466
Total liabilities	$16,756,075	$—	$16,756,075
Class A common stock subject to possible redemption	393,994,375	20,005,625	414,000,000
Preferred stock	—	—	—
Class A common stock	105	(80)	25
Class B common stock	12	—	12
Class F common stock	83	—	83
Additional paid-in capital	10,163,785	(10,163,785)	—
Accumulated deficit	(5,163,969)	(9,841,760)	(15,005,729)

Total stockholders’ equity (deficit)	$5,000,016	$(20,005,625)	$(15,005,609)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$415,750,466	$—	$415,750,466

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020 is presented below:

	For The Period From September 11, 2020 (Inception) Through December 31, 2020
	As Previously Reported in the 10K/A Amendment No. 1	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$346,559,700	$(346,559,700)	$—
Change in value of Class A common stock subject to possible redemption	$47,434,675	$(47,434,675)	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share for the period ended December 31, 2020 is presented below:

	Earnings Per Share
	As Previously Reported the 10K/A Amendment No. 1 (1)	Adjustment	As Restated
For the period from September 11, 2020 (inception) through December 31, 2020
Net loss	$(5,163,969)	$—	$(5,163,969)
Class A common stock
Weighted average shares outstanding	—	2,735,207	2,735,207
Basic and diluted loss per share	$—	$(1.40)	$(1.40)
Class B common stock
Weighted average shares outstanding	—	120,000	120,000
Basic and diluted loss per share	$—	$(1.40)	$(1.40)
Class F common stock
Weighted average shares outstanding	—	828,000	828,000
Basic and diluted loss per share	$—	$(1.40)	$(1.40)
Class A redeemable common stock
Weighted average shares outstanding	16,320,000	(16,320,000)	—
Basic and diluted loss per share	$—	$—	$—
Class A non-redeemable, Class B, and Class F common stock
Weighted average shares outstanding	896,015	(896,015)	—
Basic and diluted loss per share	$(5.76)	$5.76	$—

(1)

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between all classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

Going Concern

Subsequent to the Company’s previously issued Form 10-Q on November 12, 2021, the Company assessed going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” and the Company has until December 14, 2022 (or March 14, 2023, if we execute a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction by December 14, 2022) to consummate a Partnering Transaction. It is uncertain that the Company will be able to consummate a Partnering Transaction by this time. If a Partnering Transaction is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Partnering Transaction not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2022, as the Company intends to complete a Partnering Transaction before the mandatory liquidation date.

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

Offering Costs Associated with the Initial Public Offering

The Company complied with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering and subsequent over-allotment. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, as of Initial Public Offering, 16,560,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as Class A common stock, Class B common stock and Class F common stock. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 4,201,400 of the Company’s Class A common stock in the calculation of diluted income per share, since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For The Period From September 11, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class F
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(3,834,844)	$(168,244)	$(1,160,881)
Denominator:
Basic and diluted weighted average common shares outstanding	2,735,207	120,000	828,000

Basic and diluted net loss per common share	$(1.40)	$(1.40)	$(1.40)

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

8. Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were 16,805,600 shares of Class A common stock outstanding, 16,560,000 of which were subject to possible redemption.

As of December 31, 2020, the Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$414,000,000

Less:
Fair value of Public Warrants at issuance	(11,509,200)

Offering costs allocated to Class A common stock subject to possible redemption	(4,323,061)

Plus:
Accretion on Class A common stock subject to possible redemption amount	15,832,261

Class A common stock subject to possible redemption	$414,000,000

9. Stockholders’ Deficit

Class A Common Stock— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 16,805,600 shares of Class A common stock issued and outstanding, including 16,560,000 shares of Class A common stock subject to possible redemption and classified as temporary equity (see Note 8).

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

10. Income Taxes

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

11. Fair Value Measurements

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

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from September 11, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities as of September 11, 2020 (inception)	$—
Issuance of Public and Private Warrants—Level 3	11,683,580
Change in fair value of derivative warrant liabilities—Level 3	4,797,570

Derivative warrant liabilities at Level 3, December 31, 2020	$16,481,150

12. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described here in and in Note 2 with respect to the restatements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.