Form 10-Q/A
period 2021-09-30
Periphas Capital Partnering Corp
filed 2021-12-29
CIK 1824993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Periphas Capital Partnering Corporation, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of Periphas Capital Partnering Corporation (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021.
On November 12, 2021, the Company filed its Form
10-Q
for the quarterly period ending September 30, 2021 (the “Q3 Form
10-Q”),
which included a section within Note 1, Revision of Previously Issued Financial Statements, (“Note 1”) that describes a revision to the Company’s classification of its Class A common stock subject to possible redemption (the “Public Shares”) issued as part of the units sold in the Company’s initial public offering (“IPO”) on December 14, 2020. As described in Note 1, historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company may not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation. Pursuant to the re-evaluation,
the company’s management revised its interpretation to include temporary equity in net tangible assets. As a result, management reclassified all Class A common stock subject to possible redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between all classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company had determined the changes were not qualitatively material to the Company’s previously issued financial statements and therefore did not restate its financial statements. Instead, the Company revised its previous financial statements in Note 1 to its Q3 Form
10-Q.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, in retrospect, these factors were not strong enough to overcome the significant quantitative errors in the prior financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock is material quantitatively and it should restate its previously issued financial statements.
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
10-K/A
No. 1”), (ii) audited financial statements as of December 31, 2020 and for the period from September 11, 2020 (inception) through December 31, 2020 included in the 2020 Form
10-K/A
No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 28, 2021, (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 and (v) Note 1 to the unaudited interim financial statements and Item 4 of Part I included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”), should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in a Form
10-K/A,
Amendment No. 2, for the
Post-IPO
Balance Sheet and the Company’s audited financial statements included in the 2020 Form
10-K/A
No. 1, and will restate the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in this Quarterly Report on Form
10-Q/A.
None of the above changes impacted the Company’s cash position and cash held in the trust account established in connection with the IPO.
After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting related to the accounting for complex financial instruments during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I in this Quarterly Report on
Form 10-Q/A.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from September 11, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 and for the period from September 11, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from September 11, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART III. SIGNATURES		26

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
PERIPHAS CAPITAL PARTNERING CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$561,945	$1,336,674
Prepaid expenses	260,089	412,626

Total current assets	822,034	1,749,300
Investments held in Trust Account	414,029,696	414,001,166

Total Assets	$414,851,730	$415,750,466

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,837	$76,800
Accrued expenses	55,000	186,500
Franchise tax payable	141,050	11,625

Total current liabilities	197,887	274,925
Derivative warrant liabilities	6,366,660	16,481,150

Total Liabilities	6,564,547	16,756,075
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 16,560,000 shares at $25.00 per share as of September 30, 2021 and December 31, 2020	414,000,000	414,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 245,600 shares issued and outstanding as of September 30, 2021 and December 31, 2020	25	25
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 120,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	12	12
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	83	83
Additional paid-in capital	—	—
Accumulated deficit	(5,712,937)	(15,005,729)

Total stockholders’ deficit	(5,712,817)	(15,005,609)

Total Liabilities and Stockholders’ Deficit	$414,851,730	$415,750,466

The accompanying notes are an integral part of these condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from September 11, 2020 (Inception) Through September 30, 2020
General and administrative expenses	$140,054	$519,203	$5,000
General and administrative expenses - related party	60,000	183,030	—
Franchise tax expense	49,863	147,995	—

Total operating expenses	(249,917)	(850,228)	(5,000)
Other income
Change in fair value of derivative warrant liabilities	2,668,190	10,114,490	—
Gain on investments held in Trust Account	16,016	28,530	—

Net income (loss)	$2,434,289	$9,292,792	$(5,000)

Weighted average shares outstanding of Class A common stock, basic and diluted	16,805,600	16,805,600	—

Basic and diluted net income per share, Class A common stock	$0.14	$0.52	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	120,000	120,000	120,000

Basic and diluted net income (loss) per share, Class B common stock	$0.14	$0.52	$(0.01)

Weighted average shares outstanding of Class F common stock, basic and diluted	828,000	828,000	828,000

Basic and diluted net income (loss) per share, Class F common stock	$0.14	$0.52	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For The Three and Nine Months Ended September 30, 2021

	Common Stock
	Class A		Class B		Class F				Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit
Balance - December 31, 2020	245,600	$25	120,000	$12	828,000	$83	$—	$(15,005,729)	$(15,005,609)
Net incom e	—	—	—	—	—	—	—	7,167,069	7,167,069

Balance - March 31, 2021 (Unaudited), as restated, see Note 1	245,600	25	120,000	12	828,000	83	—	(7,838,660)	(7,838,540)
Net loss	—	—	—	—	—	—	—	(308,566)	(308,566)

Balance - June 30, 2021 (Unaudited), as restated, see Note 1	245,600	25	120,000	12	828,000	83	—	(8,147,226)	(8,147,106)
Net income	—	—	—	—	—	—	—	2,434,289	2,434,289
Balance - September 30, 2021 (Unaudited)	245,600	$25	120,000	$12	828,000	$83	$—	$(5,712,937)	$(5,712,817)

	For The Period From September 11, 2020 (Inception) Through September 30, 2020
	Common Stock
	Class A		Class B		Class F				Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit
Balance - September 11, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	120,000	12	—	—	18,738	—	18,750
Issuance of Class F common stock to Sponsor	—	—	—	—	690,000	69	6,181	—	6,250
Net income	—	—	—	—	—	—	—	(5,000)	(5,000)

Balance - September 30, 2020 (unaudited)	—	$—	120,000	$12	690,000	$69	$24,919	$(5,000)	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period From September 11, 2020 (Inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$9,292,792	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(10,114,490)
Gain on investments held in Trust Account	(28,530)
Changes in operating assets and liabilities:
Prepaid expenses	152,537
Accounts payable	(74,963)
Accrued expenses	(131,500)	5,000
Franchise tax payable	129,425

Net cash used in operating activities	(774,729)	—

Net change in cash	(774,729)	—
Cash - beginning of the period	1,336,674	—

Cash - end of the period	$561,945	$—

Supplemental disclosure of noncash activities:
Def erred o ffering costs paid in exchange for issuance of Class B common stock to Sponsor	$—	$18,750
Deferred o ffering costs paid in exchange for issuance of Class F common stock to Sponsor	$—	$6,250
Deferred o ffering costs included in accrued expenses	$—	$5,000
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
Amendment No. 2 for the year ended December 31, 2020 as filed with the SEC on December 2
9
, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report as amended on Form
10-K/A
Amendment No. 2 for the year ended December 31, 2020 as filed with the SEC on December 2
9
, 2021.
Restatement of Previously Reported Financial Statements
During the
 preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should revise its previously issued financial statements to classify all Class A common stock subject to redemption in temporary equity. Subsequent to the filing of the 10-Q for the quarterly period ending September 30, 2021, the Company concluded it should restate its prior-filed financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than
 $5,000,001.
Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between all classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The change in the carrying value of the redeemable Class A common stock at March 31, 2021 resulted in a reclassification of approximately 0.5 million shares of Class A common stock from permanent equity to temporary equity. The table below presents the effect of the restatement discussed above on the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$415,447,939	$—	$415,447,939
Total liabilities	$9,286,479	$—	$9,286,479
Class A common stock subject to possible redemption	401,161,450	12,838,550	414,000,000
Preferred stock	—	—	—
Class A common stock	76	(51)	25
Class B common stock	12	—	12
Class F common stock	83	—	83
Additional paid-in capital	2,996,739	(2,996,739)	—
Retained earnings (accumulated deficit)	2,003,100	(9,841,760)	(7,838,660)

Total stockholders’ equity (deficit)	$5,000,010	$(12,838,550)	$(7,838,540)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$415,447,939	$—	$415,447,939

The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the restatement discussed above on the Company’s previously reported unaudited condensed statement of cash
flows for the three months ended March 31, 2021:

For the Three Months Ended March 31, 2021 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(7,167,075)	$7,167,075	$—
The change in the carrying value of the redeemable Class A common stock at June 30, 2021 resulted in a reclassification of approximately 0.5 million shares of Class A common stock from permanent equity to temporary equity. The table below presents the effect of the restatement discussed above on the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$415,085,146	$—	$415,085,146
Total liabilities	$9,232,252	$—	$9,232,252
Class A common stock subject to possible redemption	400,852,875	13,147,125	414,000,000
Preferred stock	—	—	—
Class A common stock	77	(52)	25
Class B common stock	12	—	12
Class F common stock	83	—	83
Additional paid-in capital	3,305,313	(3,305,313)	—
Retained earnings (accumulated deficit)	1,694,534	(9,841,760)	(8,147,226)

Total stockholders’ equity (deficit)	$5,000,019	$(13,147,125)	$(8,147,106)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$415,085,146	$—	$415,085,146

The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the restatement discussed above on the Company’s previously reported unaudited condensed statement of cash flows for the three months ended June 30, 2021:

For the Six Months Ended June 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(6,858,500)	$6,858,500	$—

 The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported (1)	Adjustment	As Restated
For the three months ended March 31, 2021 (unaudited)
Net income	$7,167,069	$—	$7,167,069
Class A common stock
Weighted average shares outstanding	—	16,805,600	16,805,600
Basic and diluted income per share	$—	$0.40	$0.40
Class B common stock
Weighted average shares outstanding	—	120,000	120,000
Basic and diluted income per share	$—	$0.40	$0.40
Class F common stock
Weighted average shares outstanding	—	828,000	828,000
Basic and diluted income per share	$—	$0.40	$0.40
Class A redeemable common stock
Weighted average shares outstanding	16,560,000	(16,560,000)	—
Basic and diluted income per share	$—	$—	$—
Class A non-redeemable, Class B, and Class F common stock
Weighted average shares outstanding	1,193,600	(1,193,600)	—
Basic and diluted income per share	$6.00	$(6.00)	$—

	Earnings Per Share
	As Reported (1)	Adjustment	As Restated
For the three months ended June 30, 2021 ( unaudite d )
Net loss	$(308,566)	$—	$(308,566)
Class A common stock
Weighted average shares outstanding	—	16,805,600	16,805,600
Basic and diluted los s per share	$—	$(0.02)	$(0.02)
Class B common stock
Weighted average shares outstanding	—	120,000	120,000
Basic and diluted los s per share	$—	$(0.02)	$(0.02)
Class F common stock
Weighted average shares outstanding	—	828,000	828,000
Basic and diluted l os s per share	$—	$(0.02)	$(0.02)
Class A redeemable common stock
Weighted average shares outstanding	16,560,000	(16,560,000)	—
Basic and diluted los s per share	$—	$—	$—
Class A non-redeemable, Class B, and Class F common stock
Weighted average shares outstanding	1,193,600	(1,193,600)	—
Basic and diluted los s per share	$(0.26)	$0.26	$—

	Earnings Per Share
	As Reported (1)	Adjustment	As Restated
For the six months ended June 30, 2021 (unaudited)
Net income	$6,858,503	$—	$6,858,503
Class A common stock
Weighted average shares outstanding	—	16,805,600	16,805,600
Basic and diluted income per share	$—	$0.39	$0.39
Class B common stock
Weighted average shares outstanding	—	120,000	120,000
Basic and diluted income per share	$—	$0.39	$0.39
Class F common stock
Weighted average shares outstanding	—	828,000	828,000
Basic and diluted income per share	$—	$0.39	$0.39
Class A redeemable common stock
Weighted average shares outstanding	16,560,000	(16,560,000)	—
Basic and diluted income per share	$—	$—	$—
Class A non-redeemable, Class B, and Class F common stock
Weighted average shares outstanding	1,193,600	(1,193,600)	—
Basic and diluted income per share	$5.75	$(5.75)	$—

(1)
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between all classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.

Going Concern
Subsequent to the previously issued Form 10-Q on November 12, 2021, the Company assessed going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” and the Company has until December 14, 2022 (or March 14, 2023 if we execute a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction by December 14, 2022) to consummate a Partnering Transaction. It is uncertain that the Company will be able to consummate a Partnering Transaction by this time. If a Partnering Transaction is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Partnering Transaction not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2022, as the Company intends to complete a Partnering Transaction before the mandatory liquidation date.
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

1
2

Recent Adopted Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic
815-40):
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

1
3

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

1
4

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

1
5

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

1
6

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
basis
, 5
% of the total number of shares of
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
Level 1 instruments include investments in mutual funds invested in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments
.

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

1
9

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of Amendment No. 2 to the Company’s Annual Report on Form
10-K/A
filed with the SEC on December 29, 2021.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly classified our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $25.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between all classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
Overview
We are a blank check company incorporated in Delaware on September 11, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Partnering Transaction”). We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
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
Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Partnering Transaction or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Partnering Transaction candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Partnering Transaction.
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
Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Partnering Transaction. We will not be generating any operating revenues until the closing and completion of our initial Partnering Transaction.
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
and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting relating to the accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our internal control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 14, 2020, its annual financial statements for the period ended December 31, 2020 in the Company’s Form 10-K/A Amendment No. 2 for the year ended December 31, 2020 as filed with the SEC on December 29, 2021, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below :
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
there have been no material changes to the risk factors disclosed in the prospectus, in our Amendment No. 1 to our Annual Report on Form
10-K/A
filed with the SEC on May 25, 2021 and in our Amendment No. 2 to our Annual Report on Form
10-K/A
filed with the SEC on December 29, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not make any unregistered sales of its securities from January 1, 2021 to September 30, 2021.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officers (Principal Executive Officers) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

*	Filed herewith.
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
Dated: December 29, 2021

PERIPHAS CAPITAL PARTNERING CORPORATION

By:	/s/ Sanjeev Mehra
Name:	Sanjeev Mehra
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Bowman
Name:	John Bowman
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

26