Form 10-K
period 2021-12-31
Periphas Capital Partnering Corp
filed 2022-03-22
CIK 1824993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Periphas Capital Partnering Corporation
(Exact name of registrant as specified in its charter)

Delaware	001-39784	85-3046972
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

667 Madison Avenue, 15th Floor New York , New York		10065
(Address of principal executive offices)		(Zip Code)
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
12b-2
of the Exchange Act).    Yes
☒
    No  ☐
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of Class A common stock on June 30, 2021, as reported on the NYSE, was approximately $
411.9
 million (based on the closing sales price of the Class A common stock on June 30, 2021 of $24.51).
As of March
 2
2
, 2022,
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

•
“anchor investors” are to certain qualified institutional buyers or institutional accredited investors, each of which became a member of our sponsor upon the consummation of our initial public offering and expressed to us an interest to purchase CAPS
TM
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

•
“private placement CAPS
TM
” are to the private placement shares and warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any, which private placement CAPS
TM
are identical to the CAPS
TM
sold in our initial public offering, subject to certain limited exceptions;

•	“private placement shares” are to the shares of Class A Common Stock sold as part of the private placement CAPS TM ;

•	“private placement warrants” are to the warrants sold as part of the private placement CAPS TM ;

•
“public shares” are to the shares of our Class A Common Stock sold as part of the CAPS
TM
in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of his, her or its status as a “public stockholder” shall only exist with respect to such public shares;

•	“sponsor” are to PCPC Holdings, LLC, a Delaware limited liability company;

•
“warrants” are to our warrants sold as part of the CAPS
TM
in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and as part of the private placement CAPS
TM
; and

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to select an appropriate partnering candidate or candidates;

•	our ability to complete our partnering transaction;

•	our expectations around the performance of the prospective business or businesses with which we partner;

•	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors following our partnering transaction;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our partnering transaction;

•	our potential ability to obtain additional financing to complete our partnering transaction;

•	our pool of prospective partnering candidates;

•	our ability to consummate a partnering transaction due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential partnering transaction opportunities;

•	our public securities’ potential liquidity and trading; the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	or our financial performance following our initial public offering.
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
Economic Alignment of the Operating Partners.
Each of the five operating partners is investing in the sponsor and receiving significant economic interest in CAPS
TM
, founder shares, and performance shares. In addition, we reserved a substantial portion of Performance Shares to reinforce strong incentives and long term alignment. We expect to allocate such Performance Shares to the operating partner(s) most active in the partner company we combine with.
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
Our Operating Partners.
Our five operating partners include the following individuals:

Brian T. Clingen.
Mr. Clingen is the Founder and Managing Partner of BP Capital Management. Previously, Mr. Clingen served as the Chief Executive Officer and Chairman of the Board of KAR Auction Services, Inc. (“KAR”) until 2009 and 2014, respectively. Mr. Clingen originally invested in the purchase of Insurance Auto Auctions in 2004 and was on its board until its merger with KAR in 2007. Additionally, Mr. Clingen has served on the board for a number of public companies including Universal Outdoor, Inc. from 1988 to 1998 and Endo Pharmaceuticals from 2002 to 2006. Mr. Clingen is a certified public accountant and earned an undergraduate degree in finance from the University of Notre Dame and master’s degree in business from the Kellogg School of Management at Northwestern University.
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
Deep and Successful Track Record of Taking Private Companies Public:
The Periphas Capital team has a track record of successfully taking private companies public and driving value creation in the public markets, including with such companies as KAR Auction Services, Inc.; Nalco Company; Burger King Holdings, Inc.; Aramark; and Great Plains Software, Inc.
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
CAPS
TM
Structure Creates Incentive Alignment:
The CAPS
TM
structure provides alignment between Periphas Capital, our public investors, and the existing owners of the partnering candidate.
Lower Dilution as Compared to a Traditional SPAC Structure:
We believe that the CAPS
TM
structure is more economically efficient to our partner candidate, as compared to a traditional special purpose acquisition company (“SPAC”) since it results in potentially lower dilution at the time of the partnering transaction. Hence, we believe that the CAPS
TM
structure will make us more appealing to a partnering candidate as opposed to a traditional SPAC.
Focus on Sustainable, Long-Term Value Creation:
Periphas Capital focuses on creating value over the long-term. The CAPS
TM
incentive structure rewards sustainable value generation over multiple years rather than rewarding a sponsor simply for completing a transaction.
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
Effectuating Our Partnering Transaction
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our partnering transaction using cash from the proceeds of our initial public offering and the private placement of the private placement CAPS
TM
, the proceeds of the sale of our shares in connection with our partnering transaction (pursuant to the forward purchase agreements or other forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the partnering candidate, debt issued to bank or other lenders or the owners of the partnering candidate, or a combination of the foregoing. We may seek to complete our partnering transaction with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

•	or the issuance or potential issuance of Common Stock will result in our undergoing a change of control.
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
If we seek stockholder approval, we will complete our partnering transaction only if a majority of the outstanding shares of Common Stock voted are voted in favor of the partnering transaction. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our partnering transaction. For purposes of seeking approval of the majority of our outstanding shares of Common Stock voted, non-votes
will have no effect on the approval of our partnering transaction once a quorum is obtained. As a result, in addition to the founder shares, private placement shares and the performance shares, we would need 6,087,201, or approximately 36.8%, of the 16,560,000 outstanding as of December 31, 2021, to be voted in favor of a partnering transaction (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our partnering transaction. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.
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
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $0.5 million of proceeds held outside the trust account (as of December 31, 2021), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement CAPS
TM
, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share
redemption amount received by stockholders upon our dissolution would be approximately $25.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by stockholders will not be substantially less than $25.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
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
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective partnering candidates or other entities with which we do business (other than our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $
0.5
 million of the proceeds held outside the trust account (as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.
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
Employees
We currently have four executive officers, Sanjeev Mehra, Jeff Dodge, Todd Nice and Anish Pathipati. Neither Sanjeev Mehra, Jeff Dodge, Todd Nice nor Anish Pathipati is obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our partnering transaction. The amount of time they will devote in any time period will vary based on whether a partnering candidate has been selected for our partnering transaction and the stage of the partnering transaction process we are in. We do not intend to have any full-time employees prior to the completion of our partnering transaction.
Periodic Reporting and Financial Information
We registered our CAPS
TM
, shares of Class A Common Stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
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
We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A partnering candidate may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such partnering transaction.

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
We have identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments we issued in connection with our initial public offering in December 2020 and restated financial statements for the affected periods. Additionally, we re-evaluated
our application of ASC
480-10-S99-3A
to our accounting classification of the Class A common stock and restated financial statements for the affected periods.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form
S-3,
which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
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
Our warrants are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our shares of Class A common stock or may make it more difficult for us to consummate a partnering transaction.
We account for our Warrants as a “warrant liability”. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our shares of Class A common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate a partnering transaction with a target business.
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
Our initial stockholders will hold 20% of the outstanding voting power of our Common Stock (not including the private placement shares or forward purchase shares). Our initial stockholders and management team also may from time to time purchase shares of Class A Common Stock prior to our partnering transaction. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of a partnering transaction, such partnering transaction will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and the performance shares. As a result, in addition to the founder shares, private placement shares and performance shares, we would need 6,087,201, or approximately 36.87%, of the 16,560,000 public shares outstanding as of December 31, 2021 to be voted in favor of a partnering transaction in order to have our partnering transaction approved (assuming all outstanding shares are voted). Accordingly, if we seek stockholder approval of our partnering transaction, the agreement by our initial stockholders and management team to vote in favor of our partnering transaction will increase the likelihood that we will receive the requisite stockholder approval for such partnering transaction.
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
Our search for a partnering transaction, and any partnering candidate with which we ultimately consummate a partnering transaction, may be materially adversely affected by the coronavirus
(COVID-19)
outbreak and the status of debt and equity markets.
The ongoing
COVID-19
pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a partnering transaction could be materially and adversely affected. Furthermore, we may be unable to complete a partnering transaction if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a partnering transaction and our ability to successfully consummate a partnering transaction will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of
COVID-19
and the continued actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a partnering transaction, or the operations of a target business with which we ultimately consummate a partnering transaction, may be adversely affected in a material way.
In addition, our ability to consummate a transaction may be dependent on our ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including increased market volatility or decreased market liquidity in third party financing being unavailable on terms acceptable to us or at all.
Finally, a sustained or prolonged
COVID-19
resurgence, such as the new Omicron variant, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

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
We have encountered and expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous partnering candidates we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement CAPS
TM
, our ability to compete with respect to the acquisition of certain partnering candidates that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain partnering candidates. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our partnering transaction in conjunction with a stockholder vote or via a tender offer. Partnering candidates will be aware that this may reduce the resources available to us for our partnering transaction. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a partnering transaction. If we do not complete our partnering transaction, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
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
As of December 31, 2021, we had approximately $0.5 million in cash held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least 24 months (or 27 months, as applicable) following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partnering candidate. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep partnering candidates from “shopping” around for transactions with other companies or investors on terms more favorable to such partnering candidates) with respect to a particular proposed partnering transaction, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a partnering candidate and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partnering candidate.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our partnering transaction. Up to $1,500,000 of such loans may be convertible into private placement CAPS
TM
of the post-partnering transaction entity at a price of $25.00 per private placement CAPS
TM
at the option of the lender (which CAPS
TM
will immediately split into Class A shares and warrants). The warrants would be identical to the private placement CAPS
TM
. Prior to the completion of our partnering transaction, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our partnering transaction because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $25.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.
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
If the issuance of the shares of Class A Common Stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of CAPS
TM
will have paid the full CAPS
TM
purchase price solely for the shares of Class A Common Stock included in the CAPS
TM
.
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
The grant of registration rights to our initial stockholders, the anchor investors and holders of our private placement CAPS
TM
may make it more difficult to complete our partnering transaction, and the future exercise of such rights may adversely affect the market price of our shares of Class A Common Stock.
Pursuant to the agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders, the anchor investors and their permitted transferees can demand that we register the founder shares, the forward purchase shares, the performance shares and the Class A Common Stock into which such founder shares and performance shares are convertible, holders of our private placement CAPS
TM
and their permitted transferees can demand that we register the shares of Class A Common Stock and the warrants (and the shares of Class A Common Stock issuable upon exercise of such warrants) underlying such private placement CAPS
TM
, and holders of private placement CAPS
TM
that may be issued upon conversion of working capital loans may demand that we register the shares of Class A Common Stock and the warrants (and the shares of Class A Common Stock issuable upon exercise of such warrants) underlying such private placement CAPS
TM
. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock. In addition, the existence of the registration rights may make our partnering transaction more costly or difficult to conclude. This is because the stockholders of the partnering candidate may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of Class A Common Stock that is expected when the shares of Common Stock owned by our initial stockholders, holders of our private placement CAPS
TM
, holders of our working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a partnering candidate in a particular industry sector nor have we selected any specific partnering candidate with which to pursue our partnering transaction, you will be unable to ascertain the merits or risks of any particular partnering candidate’s operations.
Our efforts to identify a prospective partnering transaction candidate will not be limited to a particular industry, sector or geographic region. While we may pursue a partnering transaction opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including financial services. Our amended and restated certificate of incorporation prohibits us from effectuating a partnering transaction solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific partnering candidate with respect to a partnering transaction, there is no basis to evaluate the possible merits or risks of any particular partnering candidate’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our partnering transaction, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular partnering candidate, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a partnering candidate. We also cannot assure you that an investment in our CAPS
TM
will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a partnering candidate. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the partnering transaction could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the partnering transaction contained an actionable material misstatement or material omission.
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
Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A Common Stock, par value $0.0001 per share, 1,000,000 shares of Class B Common Stock, par value, $0.0001 per share, 50,000,000 shares of Class F Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2021, there were 363,194,400, 880,000, and 49,172,000 authorized but unissued shares of Class A Common Stock, Class B Common Stock, and Class F Common Stock, respectively, available for issuance. The shares of Class F Common Stock are automatically convertible into shares of Class A Common Stock concurrently with or immediately following the consummation of our partnering transaction, initially at a one-for-one
ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of December 31, 2021, there are no shares of preferred stock issued and outstanding.
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

•	and may adversely affect prevailing market prices for our CAPS TM , shares of Class A Common Stock and/or warrants.

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

•
and limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one partnering transaction with the proceeds of our initial public offering, the sale of the private placement CAPS
TM
, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our initial public offering and the private placement of CAPS
TM
provided us with $414,000,000 that we may use to complete our partnering transaction. In addition, prior to the consummation of our initial public offering, we entered into forward purchase agreements with each of the anchor investors, pursuant to which the anchor investors have committed to purchase in the aggregate, up to 3.0 million shares of Class A Common Stock, at a purchase price of $25.00 per share, in private placements to occur concurrently, and only in connection with, the closing of our initial partnering transaction. The proceeds from the sale of forward purchase shares may be used as part of the consideration to the sellers in our initial partnering transaction, expenses in connection with our initial partnering transaction or for working capital in the post-transaction company. There can be no assurance that the purchase of the forward purchase shares will close.
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
In order to effectuate a partnering transaction, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of partnering transaction, increased redemption thresholds and extended the time to consummate a partnering transaction and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending certain provisions of our amended and restated certificate of incorporation will require the approval of holders of 60% of the voting power of our Common Stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants that vote on such amendment and, solely with respect to any amendment to the terms of the private placement CAPS
TM
or any provision of the warrant agreement with respect to the private placement CAPS
TM
, 50% of the number of the then outstanding private placement CAPS
TM
. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a partnering transaction within 24 months (or 27 months, as applicable) of the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering
transaction activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities, we would register, or seek an exemption from registration for, the affected securities. We may seek to amend our charter or governing instruments or extend the time to consummate a partnering transaction in order to effectuate our partnering transaction.
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
Although we believe that the net proceeds of our initial public offering and the sale of the private placement CAPS
TM
will be sufficient to allow us to complete our partnering transaction, because we have not yet entered into a definitive agreement with any specific partnering candidate we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement CAPS
TM

prove to be insufficient, either because of the size of our partnering transaction, the depletion of the available net proceeds in search of a partnering candidate, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our partnering transaction or the terms of negotiated transactions to purchase shares in connection with our partnering transaction, we may be required to seek additional financing or to abandon the proposed partnering transaction. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our partnering transaction, we would be compelled to either restructure the transaction or abandon that particular partnering transaction and seek an alternative partnering candidate. If we do not complete our partnering transaction, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our partnering transaction, we may require such financing to fund the operations or growth of the partnering candidate. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partnering candidate. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our partnering transaction.
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
If our initial stockholders purchase any CAPS
TM
in our initial public offering or if our initial stockholders purchase any additional shares of Class A Common Stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our shares of Class A Common Stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our partnering transaction, in which case all of the current directors will continue in office until at least the completion of the partnering transaction. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our partnering transaction.

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
Our CAPS
TM
, shares of Class A Common Stock and warrants are currently listed on NYSE. Although after giving effect to our initial public offering, we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities may not be, or may not continue to be, listed on the NYSE in the future or prior to our partnering transaction. In order to continue listing our securities on the NYSE prior to our partnering transaction, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our partnering transaction, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, and our stockholder’s equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.
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
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our CAPS
TM
, Class A Common Stock and warrants are currently listed on The NYSE, our CAPS
TM
, Class A Common Stock and warrants are covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on The NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our initial public offering and the sale of the private placement CAPS
TM
are intended to be used to complete a partnering transaction with a partnering candidate that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our partnering transaction than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of a partnering transaction.
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
The net proceeds of our initial public offering and certain proceeds from the sale of the private placement CAPS
TM
, in the amount of $414,000,000, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (net of permitted withdrawals) would be reduced. In the event that we are unable to complete our initial partnering transaction, our public stockholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $414,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $25.00 per share.
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
Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our sponsor, officers and directors; the registration and stockholder rights agreement among us and our initial stockholders; the private placement CAPS
TM
purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up
provisions with respect to the founder shares, private placement CAPS
TM
and other securities held by our sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our partnering transaction. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our partnering transaction, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our partnering transaction will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such partnering transaction, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our partnering transaction that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up
provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.
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
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our shares of Class A Common Stock equals or exceeds $45.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A Common Stock is available throughout the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement CAPS
TM
will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.
Our warrants may have an adverse effect on the market price of our shares of Class A Common Stock and make it more difficult to effectuate our partnering transaction.
We issued warrants to purchase 4,140,000 shares of our Class A Common Stock as part of the CAPS
TM
sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 245,600 private placement CAPS
TM
with 61,400 warrants underlying such private placement CAPS
TM
, each exercisable to purchase one share of Class A Common Stock at $28.75 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 60,000 private placement CAPS
TM
, at the price of $25.00 per private placement CAPS
TM
, with 15,000 warrants underlying such private placement CAPS
TM
. To the extent we issue Common Stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A Common Stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a partnering candidate. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A Common Stock and reduce the value of the shares of Class A Common Stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partnering candidate.
Because each CAPS
TM
contains
one-fourth
of one warrant and only a whole warrant may be exercised, the CAPS
TM
may be worth less than CAPS
TM
of other special purpose acquisition companies.
Each CAPS
TM
contains
one-fourth
of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the CAPS
TM
, and only whole CAPS
TM
will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A Common Stock to be issued to the warrant holder. This is different from other offerings similar to ours whose CAPS
TM
include one common share and one warrant to purchase one whole share. We have established the components of the CAPS
TM
in this way in order to reduce the dilutive effect of the warrants upon completion of a partnering transaction since the warrants will be exercisable in the aggregate for one-fourth
of the number of shares compared to CAPS
TM
that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for partnering candidates. Nevertheless, this CAPS
TM
structure may cause our CAPS
TM
to be worth less than if it included a warrant to purchase one whole share.

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
We will consider a partnering transaction outside of our management’s areas of expertise if a partnering transaction candidate is presented to us and we determine that such candidate offers an attractive partnering transaction opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular partnering transaction candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our CAPS
TM
will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a partnering transaction candidate.
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
On September 14, 2020, our sponsor purchased an aggregate of (a) 690,000 founder shares in exchange for a capital contribution of $6,250, or approximately $0.01 per share and (b) 120,000 performance shares for a capital contribution of $18,750, or approximately $0.16 per share. On December 11, 2020, we effected a 1 for 1.2 forward stock split of the founder shares that increased the number of outstanding founder shares from 690,000 to 828,000 shares. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 16,560,000 CAPS
TM
, and therefore that such founder shares would represent 5% of the outstanding shares of Class A Common Stock (not including the private placement shares) issued in our initial public offering. The founder shares will be worthless if we do not complete a partnering transaction. In addition, our sponsor purchased an aggregate of 245,600 private placement CAPS
TM
, for an aggregate purchase price of $6,140,000, or $25.00 per private placement CAPS
TM
. The 61,400 warrants underlying such private placement CAPS
TM
will also be worthless if we do not complete our partnering transaction. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partnering transaction, completing a partnering transaction and influencing the operation of the business following the partnering transaction. This risk may become more acute as the
24-month
anniversary of the closing of our initial public offering nears, which is the deadline for our completion of a partnering transaction.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
Our CAPS
TM
, shares of Class A Common Stock and warrants are each traded on the NYSE under the symbol “PCPC.U.,” “PCPC,” and “PCPC WS” respectively. Our CAPS
TM
commenced public trading on December 15, 2020. Our shares of Class A Common Stock and warrants began separate trading on February 1, 2021.
(b) Holders
As of March 22, 2022, there were two holders of record for our CAPS
TM
, one holder of record for our shares of Class A Common Stock, one holder of our shares of Class B Common Stock, one holder of our shares of Class F Common Stock, and one holder of our warrants.
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
None.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. [RESERVED]
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
Results of Operations
Our entire activity since inception up to December 31, 2021 was in preparation for our Initial Public Offering in December 2020, and since the consummation of our Initial Public Offering, our activity has been limited to the search for a prospective Partnering Transaction. We will not be generating any operating revenues until the closing and completion of our initial Partnering Transaction.
For the year ended December 31, 2021, we had a net income of approximately $8.6 million, which consisted of approximately a $9.6 million gain from changes in fair value of derivative warrant liabilities and a gain on investments held in Trust Account of approximately $90,000, partially offset by approximately $653,000 in general and administrative expenses, approximately $243,000 in general and administrative expenses - related party, and approximately $200,000 in franchise tax expense.
For the period from September 11, 2020 (inception) through December 31, 2020, we had a net loss of approximately $5.2 million which consisted of approximately a $4.8 million loss from changes in fair value of derivative warrant liabilities, approximately $51,000 in general and administrative expenses, approximately $14,000 in general and administrative expenses – related party, approximately $12,000 in franchise tax expense, and approximately $291,000 in financing costs – derivative warrant liabilities, partially offset by a gain on investments held in Trust Account of approximately $1,000.
Liquidity and Going Concern
As of December 31, 2021, we had cash of approximately $0.5 million and working capital of approximately $0.4 million.
Our liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for the issuance of the Founder Shares and the Performance Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $148,000 (as defined in Note 4) to us, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on December 15, 2020 and borrowing is no longer available. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
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

Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $20,000 per month for office space, secretarial and administrative services provided to members of our management team. During the year ended December 31, 2021, the Company incurred $240,000 in expenses in connection with such services.
Registration and Stockholder Rights
The holders of the Founder Shares, Performance Shares, Forward Purchase Shares, Private Placement Warrants and private placement shares underlying Private Placement CAPS
TM
and private placement CAPS
TM
that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants that are part of the Private Placement CAPS
TM
, and CAPS
TM
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
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 16,560,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.
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
Net Income (Loss) Per Common Stock
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
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 4,201,400 Class A common stock in the calculation of diluted income (loss) per common share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants was calculated using an option pricing method and the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model as of December 14, 2020.
Subsequently, as of December 31, 2021, the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Adopted Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
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
F-1.
See the “Index to Financial Statements” on page
F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting relating to the accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our internal control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 14, 2020, its annual financial statements for the period ended December 31, 2020 in the Company’s Form
10-K/A
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

Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 14, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.
This Annual Report on Form
10-K
does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the circumstances that led to the restatement of our financial statements as noted below.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Sanjeev Mehra	63	Chief Executive Officer and Director
Jeff Dodge	50	Chief Operating Officer and Director
Todd Nice	48	Chief Financial Officer
Anish Pathipati	32	Executive Vice President
Allen Spizzo	64	Director
Eric Dobkin	78	Director
Matt Espe	63	Director
Sanjeev Mehra
, serves as our Chief Executive Officer and a member of our Board of Directors since September 2020 and as Chairman of our Board of Directors since December 2020. Mr. Mehra is the co-founder
and Managing Partner of Periphas Capital, a private equity investing firm focused on making investments in technology-enabled businesses, business services, industrials and consumer industries. Prior to founding Periphas Capital in 2017, Mr. Mehra worked at Goldman Sachs for thirty-one
years where he most recently served as Partner from 1998 to 2016. He was a founding member of Goldman Sachs’ Principal Investment Area (“PIA”), the firm’s private investing arm of its Merchant Banking Division (“MBD”). Over a
27-year
tenure in PIA at Goldman Sachs, Mr. Mehra led 37 transactions with an invested cost of $4.8 billion, representing approximately $70 billion of enterprise value. He served on the PIA Investment Committee from 1998 to 2017, which approved and oversaw approximately $100 billion of capital deployment across private equity and private credit. Throughout his career at Goldman Sachs, Mr. Mehra held a range of senior positions, including vice chairman of the global private equity business, and prior to that, co-head
of the Americas private equity business. Mr. Mehra was also the co-founder
and
co-head
of the India private equity business. Mr. Mehra was the Chairman of PIA’s Operating Committee, tasked with portfolio management and oversight. Additionally, he was a member of the MBD Client and Business Standards Committee, the MBD Risk Committee, the firm’s US Retirement Investment Committee, and the Firmwide Business Practices Committee. Mr. Mehra has served on the boards of over 25 portfolio companies, including: Allflex USA, Inc.; Amscan Holdings, Inc.; Aramark; Burger King Holdings, Inc.; Great Plains Software, Inc.; Hexcel Corporation; Interline Brands; KAR Auction Services, Inc. (since October 2021); Nalco Company; NetJets Inc.; SunGard Data Systems, Inc.; and TVS Logistics Services Limited; among others. Prior to attending graduate school and joining Goldman Sachs, Mr. Mehra was employed by McKinsey & Company as an analyst. Mr. Mehra serves on the Board of Directors of the World Wildlife Fund. Mr. Mehra earned an M.B.A. with Distinction from Harvard Business School and a B.A. from Harvard College magna cum laude. We believe Mr. Mehra’s extensive business experience qualifies him to serve on our board of directors.
Jeff Dodge
, serves as our Chief Operating Officer since September, 2020 and as a member of our Board of Directors since December 2020. He is a founding member of Periphas Capital and leads the firm’s deal sourcing, executive network development and intermediary relationship management. He also works actively in execution of private equity investments. Mr. Dodge previously built and led the business development effort at Berkshire Partners, a Boston based private equity firm with $16 billion of capital commitments. As Head of Business Development from 2013 until his departure to co-found
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

Todd Nice
, serves as our Chief Financial Officer since January 2022. Mr. Nice previously served as Managing Director for CFGI, New York, NY as a leader in its private equity practice from January 2019 until November 2021. Prior to CFGI, Mr. Nice held several financial officer positions in the financial services industry at TPG from October 2016 to December 2018, Fortress Investment Group from November 2013 to September 2016, Alpine Grove Partners, and Goldman Sachs. Mr. Nice holds a B.S. in Economics and Finance from the University of Texas at Dallas, where he graduated with honors.
Anish Pathipati
, serves as our Executive Vice President since September 2020. He is a Principal at Periphas Capital, where he identifies, evaluates, and executes investments and helps manage portfolio companies. Prior to joining Periphas Capital in early 2019, Mr. Pathipati was Founding Director and Head of Analytics and Execution at North Island, a private equity firm, from 2017 until 2019. Before North Island, Mr. Pathipati was a Principal at investment firm Brave Warrior Advisors from 2015 to 2017, where he helped manage the firm’s portfolio of concentrated equity positions in public companies. Mr. Pathipati was previously with Silver Lake Partners from 2012 to 2014, where he worked on a number of technology private equity investments, value creation plans, and exits. Earlier in his career, Mr. Pathipati worked in investment banking with Goldman Sachs and J.P. Morgan. Mr. Pathipati has been named to Forbes Magazine’s “30 Under 30” list as well as Business Insider’s “Rising Stars of Wall Street” list. Mr. Pathipati has an M.B.A. with High Distinction from Harvard Business School, where he was a Baker Scholar. He also has an undergraduate degree from the University of Pennsylvania’s Wharton School, where he ranked #1 in his class, graduated Summa Cum Laude, and was elected to Beta Gamma Sigma.
Allen Spizzo
, serves as a member of our Board of Directors since December 2020. He has been a business and management consultant focused on the chemicals, materials, biotechnology and pharmaceutical industries, since November 2008, and he also serves as an investment adviser and asset management trustee. Mr. Spizzo served as Vice President and Chief Financial Officer of Hercules Incorporated (“Hercules”), a former S&P 500 specialty chemicals company, until the company was sold to Ashland Inc. in 2008. Mr. Spizzo currently serves on the board of directors for Ferro Corporation (NYSE:FOE) a global specialty materials company and is chair of the compensation committee and a member of the audit committee. Mr. Spizzo recently served on the board of directors of OM Group, Incorporated (NYSE:OMG) until its sale in 2015, A. Schulman (NYSE:SCLM) until its sale in 2018 and Global Specimen Solutions a biopharmaceutical informatics company until its sale in 2017. Mr. Spizzo holds a B.S. in Chemical Engineering from North Carolina State University and a M.B.A. from the University of Akron. We believe Mr. Spizzo’s extensive business experience qualifies him to serve on our board of directors.
Eric S. Dobkin
, serves as a member of our Board of Directors since December 2020. Prior to his retirement in 2016 he was an Advisory Director and Chairman Emeritus of Global Equity Capital Markets at Goldman Sachs having served as its founder and head from 1985 to 1997. During Mr. Dobkin’s tenure at Goldman Sachs, he served on the Commitments Committee, the Firmwide Capital Committee, the Firmwide Suitability Committee and the Operating Committee. Mr. Dobkin has been recognized as the father of the modern day IPO. In 1998, Mr. Dobkin received the first Lifetime Achievement Award from International Financial Review, and in 2004, he received the Special Award for Equities in celebration of IFRs 30th anniversary. Mr. Dobkin also serves as a senior advisor to Starr Investment Holdings. Mr. Dobkin earned an A.B. from Marietta College and a M.B.A. from the Harvard Business School. Mr. Dobkin also received an Honorary LL.D. from Marietta having served as an emeritus trustee. We believe Mr. Dobkin’s extensive business experience qualifies him to serve on our board of directors.
Matt Espe
, serves as a member of our Board of Directors since December 2020. He has more than 30 years of experience in sales, marketing and management of global manufacturing businesses. Throughout Mr. Espe’s career, he successfully led several multibillion dollar manufacturing, infrastructure and business services companies. Mr. Espe was recruited by Sterling Partners in January 2017 to lead the transformation of Radial Inc. (“Radial”) as their Chief Executive Officer. Mr. Espe led the successful sale of Radial to the Belgian Post Group. Prior to Mr. Espe’s time at Radial, he served as Chief Executive Officer of Armstrong World Industries (NYSE:AWI) from July 2010 until March 2016. Prior to AWI, Mr. Espe was Chairman and Chief Executive Officer of IKON Office Solutions (NYSE: IKN) from 2002 until 2008. Prior to IKON, Mr. Espe spent 23 years at General Electric where he served as the President and Chief Executive Officer of General Electric Lighting from 1999 until 2002. Mr. Espe is currently an operating partnering with Periphas Capital, Strategic Value Partners Global, and Advent International. Mr. Espe is the

non-executive
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
Number and Terms of Officers and Directors
Our board of directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Sanjeev Mehra and Jeff Dodge, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Matt Espe and Allen Spizzo, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Eric S. Dobkin, will expire at the third annual meeting of stockholders.
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
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Sanjeev Mehra	Periphas Capital(1)	Private Equity	Managing Partner

	KAR Auction Services, Inc.	Diversified Support Services	Board Member

Todd Nice	Periphas Capital(1)	Private Equity	Chief Financial Officer

Jeff Dodge	Periphas Capital(1)	Private Equity	Partner

Anish Pathipati	Periphas Capital(1)	Private Equity	Principal

Allen Spizzo	Ferro Corporation	Technology Manufacturing	Board Member

Matt Espe	WESCO International	Technology Manufacturing	Board Member

	Realogy Holdings Corp	Real Estate	Board Member

	OmniMax International	Manufacturing	Board Member

	Cenveo Corporation	Manufacturing	Board Member

(1)	Funds and other affiliates
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

•
Our initial stockholders purchased founder shares prior to our initial public offering and purchased private placement CAPS
TM
in a transaction that closed simultaneously with the closing of our initial public offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our partnering transaction. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after our initial public offering.

Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our partnering transaction within the prescribed time frame. If we do not complete our partnering transaction within the prescribed time frame, the private placement CAPS
TM
will expire worthless.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

•	each of our executive officers and director; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 16,805,600 Class A common stock, par value $0.0001, and 828,000 Class F common stock outstanding as of March 22, 2022. Voting power represents the combined voting power of Class A commons stock and Class F common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and Class F common stock vote together as a single class. The following table does not reflect record or beneficial ownership of the warrants underlying the private placement CAPS
TM
as these warrants are not exercisable within 60 days of the date of March 22, 2022, shares of Class A common stock issuable pursuant to the forward purchase agreements, as such shares will only be issued with the closing of our initial partnering transaction, and shares of Class B Common Stock since they convert into shares of Class A common stock on the last day of each fiscal year following consummation of the partnering transaction, depending on a number of factors including, but not limited to, the per price share of Class A common stock.

	Class A Common Stock		Class F Common Stock(2)
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
PCPC Holdings, LLC (3)	245,600	1.4%	828,000	100%
Apollo Management Holdings GP, LLC (4)	1,000,000	5.9%	—	—
Empyrean Capital Partners, LP (5)	867,420	5.1%	—	—
Fir Tree Capital Management LP (6)	1,088,186	6.5%	—	—
Sanjeev Mehra (3)	245,600	1.4%	828,000	100%
Todd Nice	—	—	—	—
Jeff Dodge	—	—	—	—
Anish Pathipati	—	—	—	—
Allen Spizzo	—	—	—	—
Eric Dobkin	—	—	—	—
Matt Espe	—	—	—	—
All officers and directors as a group (7 individuals)	245,600	1.4%	828,000	100%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is 667 Madison Avenue, 15th Floor, New York, NY 10065.
(2)	Class F common stock will automatically convert into shares of Class A common stock at the time of the initial partnering transaction on a one-for-one basis, subject to certain adjustment.

(3)	PCPC Holdings, LLC, our sponsor, is the record holder of the shares reported herein. Our sponsor is controlled by its managing member, and Sanjeev Mehra indirectly controls the managing member.

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

(5)
Based solely on the Schedule 13G filed jointly by Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), Empyrean Capital Partners, LP (“ECP”), and Amos Meron with the SEC on January 25, 2021. ECOMF, a Cayman Islands exempted company, directly holds 867,420 shares of the Class A Common Stock.; ECP, a Delaware limited partnership, serves as investment manager to ECOMF with respect to such shares and Amos Meron, serves as the managing member of Empyrean Capital, LLC, the general partner of ECP. The business address of each is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(6)
Based solely on the Schedule 13G filed by Fir Tree Capital Management LP with the SEC on February 14, 2022. The business address of Fir Tree Capital Management LP is 55 West 46th Street, 29th Floor New York, NY 10036.

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
At the time of the initial public offering, the anchor investors expressed to us an interest in purchasing up to approximately 2.4 million CAPS
TM
in the aggregate, and we agreed to direct the underwriter to sell to the anchor investors such number of CAPS
TM
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
Pursuant to the subscription agreements with our sponsor, the anchor investors were not granted any material additional stockholder or other rights, and are only being issued membership interests in our sponsor with no right to control our sponsor or vote or dispose of the performance shares owned by the anchor investors (which will continue to be held by our sponsor until following our initial partnering transaction). Further, the anchor investors are not required to: (i) other as described above, hold any CAPS
TM
, shares or warrants they may purchase in our initial public offering or thereafter for any amount of time, (ii) vote any shares they may own at the applicable time in favor of our initial partnering transaction or (iii) refrain from exercising their right to redeem their public shares at the time of our initial partnering.
There can be no assurance to the amount of such CAPS
TM
the anchor investors will retain, if any, prior to or upon the consummation of our initial partnering transaction and certain of the membership interests in our sponsor directly owned by such investors will be subject to forfeiture under such circumstances. In the event that the anchor investors purchase such CAPS
TM
and vote in favor of our initial partnering transaction, a smaller portion of affirmative votes from other public stockholders would be required to approve our initial partnering transaction.
Private Placement CAPS
TM
Simultaneously with the closing of the initial public offering, the Company consummated the Private Placement of 224,000 Private Placement CAPS
TM
at a price of $25.00 per CAPS
TM
to the Sponsor, generating proceeds of $5.6 million. Simultaneously with the closing of the Over-allotment on December 16, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS
TM
at a price of $25.00 per CAPS
TM
by the Sponsor, generating gross proceeds to the Company of $540,000.
Each Private Placement CAPS
TM
consists of one share of Class A common stock and
one-quarter
of one redeemable warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $28.75 per share. A portion of the proceeds from the sale of the Private Placement CAPS
TM
will be added to the proceeds from the initial public offering to be held in the Trust Account. If the Company does not complete a Partnering Transaction, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.

The Initial Stockholders also agreed not to transfer, assign or sell any of their Private Placement CAPS
TM
, private placement shares, private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of the initial Partnering Transaction, except to permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares, Private Placement CAPS
TM
, private placement shares and Private Placement Warrants.
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
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. For the period from January 1, 2021 through December 31, 2021, the Company incurred $240,000 of such costs which have been included in the accompanying statements of operations. As of December 31, 2021 and December 31, 2020, there were no outstanding balances for services in connection with such agreement on the accompanying balance sheets.
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
In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into private placement CAPS
TM
at a price of $25.00 per private placement CAPS
TM
at the option of the lender. The private placement CAPS
TM
would be identical to the Private Placement CAPS
TM
issued to the Sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no outstanding Working Capital Loans.
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
TM
and private placement CAPS
TM
that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants that are part of the Private Placement CAPS
TM
, and CAPS
TM
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020 totaled approximately $106,000 and $83,000, respectively.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the year ended December 31, 2021 and during the period from September 11, 2020 (inception) through December 31, 2020.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid WithumSmith+Brown, PC approximately $7,800 and $0 for tax fees during the year ended December 31, 2021 and during the period from September 11, 2020 (inception) through December 31, 2020, respectively.
All Other Fees
. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the year ended December 31, 2021.
Pre-Approval
Policy
. Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

4.2	Form of Specimen CAPSTM Certificate.(2)

4.3	Form of Specimen Class A Common Stock Certificate.(2)

4.4	Form of Specimen Warrant Certificate.(2)

4.5	Description of Registrant’s Securities.(3)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

10.2	Registration and Stockholder Rights Agreement between the Company, the Sponsor and certain other security holders named therein.(1)

10.3	Private Placement CAPSTM Purchase Agreement between the Company and the Sponsor.(1)

10.4	Administrative Services Agreement between the Company and the Sponsor.(1)

10.5	Letter Agreement between the Company and the Sponsor and each of the Company’s directors and officers.(1)

10.6	Forward Purchase Agreements between the Company and the Anchor Investors.(1)

10.7	Promissory Note issued to PCPC Holdings, LLC.(2)

10.8	Form of Indemnity Agreement.(2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2020.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on October 29, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on 10-K, filed with the SEC on March 30, 2021.
ITEM 16. FORM
10-K
SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 22, 2022

PERIPHAS CAPITAL PARTNERING CORPORATION

/s/ Sanjeev Mehra
Name: Sanjeev Mehra
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Sanjeev Mehra	Chief Executive Officer and Director	March 22, 2022
Sanjeev Mehra	(Principal Executive Officer)

/s/ Todd Nice	Chief Financial Officer	March 22, 2022
Todd Nice	(Principal Financial and Accounting Officer)

/s/ Jeff Dodge	Chief Operating Officer and Director	March 22, 2022
Jeff Dodge

/s/ Allen Spizzo	Director	March 22, 2022
Allen Spizzo

/s/ Eric Dobkin	Director	March 22, 2022
Eric Dobkin

/s/ Matt Espe	Director	March 22, 2022
Matt Espe

INDEX TO FINANCIAL STATEMENTS

Page
Item 8. Financial Statements

Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Periphas Capital Partnering Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Periphas Capital Partnering Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and the period from September 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a partnering transaction by December 14, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March
21
, 2022
PCAOB ID Number 100

PERIPHAS CAPITAL PARTNERING CORPORATION
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$470,895	$1,336,674
Prepaid expenses	198,172	412,626

Total current assets	669,067	1,749,300
Investments held in Trust Account	414,091,576	414,001,166

Total Assets	$414,760,643	$415,750,466

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$25,210	$76,800
Accrued expenses	74,510	186,500
Franchise tax payable	190,790	11,625

Total current liabilities	290,510	274,925
Derivative warrant liabilities	6,848,900	16,481,150

Total Liabilities	7,139,410	16,756,075
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 16,560,000 shares issued and outstanding at redemption value of $25.00 per share as of December 31, 2021 and 2020	414,000,000	414,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 245,600 shares issued and outstanding as of December 31, 2021 and 2020	25	25
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 120,000 shares issued and outstanding as of December 31, 2021 and 2020	12	12
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of December 31, 2021 and 2020	83	83
Additional paid-in capital	—	—
Accumulated deficit	(6,378,887)	(15,005,729)

Total stockholders’ deficit	(6,378,767)	(15,005,609)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,760,643	$415,750,466

The accompanying notes are an integral part of these financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For The Period From September 11, 2020 (Inception) Through December 31, 2020
General and administrative expenses	$652,738	$50,912
General and administrative expenses - related party	243,030	14,194
Franchise tax expense	200,050	11,625

Total operating expenses	(1,095,818)	(76,731)
Other income
Change in fair value of derivative warrant liabilities	9,632,250	(4,797,570)
Financing costs - derivative warrant liabilities	—	(290,834)
Gain on investments held in Trust Account	90,410	1,166

Net income (loss)	$8,626,842	$(5,163,969)

Weighted average shares outstanding of Class A common stock, basic and diluted	16,805,600	2,735,207

Basic and diluted net income (loss) per share, Class A common stock	$0.49	$(1.40)

Weighted average shares outstanding of Class B common stock, basic and diluted	120,000	120,000

Basic and diluted net income (loss) per share, Class B common stock	$0.49	$(1.40)

Weighted average shares outstanding of Class F common stock, basic and diluted	828,000	828,000

Basic and diluted net income (loss) per share, Class F common stock	$0.49	$(1.40)

The accompanying notes are an integral part of these financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For The Year Ended December 31, 2021

	Common Stock								Total Stockholders’ Deficit
	Class A		Class B		Class F		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2020	245,600	$25	120,000	$12	828,000	$83	$—	$(15,005,729)	$(15,005,609)
Net income	—	—	—	—	—	—	—	8,626,842	8,626,842

Balance - December 31, 2021	245,600	$25	120,000	$12	828,000	$83	$—	$(6,378,887)	$(6,378,767)

For The Period From September 11, 2020 (Inception) Through December 31, 2020

	Common Stock								Total Stockholders’ Deficit
	Class A		Class B		Class F		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - September 11, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	120,000	12	—	—	18,738	—	18,750
Issuance of Class F common stock to Sponsor	—	—	—	—	828,000	83	6,167	—	6,250
Sale of 245,600 Private Placement CAPS, net of fair value of private placement warrants	245,600	25	—	—	—	—	5,965,595	—	5,965,620
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	—	—	(5,990,500)	(9,841,760)	(15,832,260)
Net loss	—	—	—	—	—	—	—	(5,163,969)	(5,163,969)

Balance - December 31, 2020	245,600	$25	120,000	$12	828,000	$83	$—	$(15,005,729)	$(15,005,609)

The accompanying notes are an integral part of these financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For The Period From September 11, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,626,842	$(5,163,969)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(9,632,250)	4,797,570
Financing costs - derivative warrant liabilities	—	290,834
Gain on investments held in Trust Account	(90,410)	(1,166)
Changes in operating assets and liabilities:
Prepaid expenses	214,454	(412,626)
Accounts payable	(51,590)	6,800
Accrued expenses	(111,990)	17,500
Franchise tax payable	179,165	11,625

Net cash used in operating activities	(865,779)	(453,432)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(414,000,000)

Net cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	95,356
Repayment of note payable to related party	—	(147,606)
Proceeds received from initial public offering, gross	—	414,000,000
Proceeds received from private placement	—	6,140,000
Offering costs paid	—	(4,297,644)

Net cash provided by financing activities	—	415,790,106

Net change in cash	(865,779)	1,336,674
Cash - beginning of the period	1,336,674	—

Cash - end of the period	$470,895	$1,336,674

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$—	$18,750
Offering costs paid in exchange for issuance of Class F common stock to Sponsor	$—	$6,250
Offering costs included in accounts payable	$—	$70,000
Offering costs included in accrued expenses	$—	$169,000
Offering costs paid by Sponsor under note payable	$—	$52,250
The accompanying notes are an integral part of these financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note
1-Description
of Organization, Business Operations and Basis of Presentation
Incorporation
Periphas Capital Partnering Corporation (the “Company”) was incorporated as a Delaware corporation on September 11, 2020.
Sponsor
The Company’s sponsor is PCPC Holdings, LLC, a Delaware limited liability company (the “Sponsor”).
Business Purpose
The Company was formed for the purpose of identifying a company to partner with, in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (“Partnering Transaction”). The Company has not selected any business to partner with and has not, nor has anyone on the Company’s behalf, engaged in any substantive discussions, directly or indirectly, with respect to a specific Partnering Transaction. The Company may pursue a Partnering Transaction in any business or industry but expects to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company has neither engaged in any operations nor generated revenue as of December 31, 2021.
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
Liquidity and Going Concern
As of December 31, 2021, the Company had approximately $0.5 million in its operating bank account and working capital of approximately $0.4 million.
The Company’s liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares and the Performance Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $148,000 (as defined in Note 4) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 15, 2020 and borrowing is no longer available. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 14, 2022 (or March 14, 2023, if the Company executes a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction by December 14, 2022) to consummate a Partnering Transaction. It is uncertain that the Company will be able to consummate a Partnering Transaction by this time. If a Partnering Transaction is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Partnering Transaction not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the Business Combination prior to the liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2022.

Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
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
2-Summary
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and December 31, 2020.
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

Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB Topic ASC 820, “Fair Value Measurements and Disclosures, equal or approximate the carrying amounts represented in the balance sheets.
As of December 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering and subsequent over-allotment.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 16,560,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
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
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 4,201,400 Class A common stock in the calculation of diluted income (loss) per common share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common share:

	For the Year Ended December 31, 2021			For The Period From September 11, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$8,166,189	$58,310	$402,342	$(3,834,844)	$(168,244)	$(1,160,881)
Denominator:
Basic and diluted weighted average common shares outstanding	16,805,600	120,000	828,000	2,735,207	120,000	828,000

Basic and diluted net income (loss) per common share	$0.49	$0.49	$0.49	$(1.40)	$(1.40)	$(1.40)

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
Recent Adopted Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Recently Issued Accounting Standards
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.
Note
3-Initial
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
4-Related
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
In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into private placement CAPS
™
at a price of $25.00 per private placement CAPS
™
at the option of the lender. The private placement CAPS
™
would be identical to the Private Placement CAPS
™
issued to the Sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and December 31, 2020, the Company had no outstanding Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. During the year ended December 31, 2021, the Company incurred $240,000 of such costs, which have been included in the accompanying statements of operations. During the period from September 11, 2020 (inception) through December 31, 2020 the Company incurred $14,194 of such costs, which have been included in the accompanying statements of operations. As of December 31, 2021 and December 31, 2020 the Company had no outstanding balance for services in connection with such agreement on the accompanying balance sheets.
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
5-Commitments &
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

Note
6-Derivative
Warrant Liabilities
As of December 31, 2021 and December 31, 2020, the Company has 4,140,000 Public Warrants and 61,400 Private Placement Warrants, outstanding.
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
Note 7—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 16,805,600 shares of Class A common stock outstanding, 16,560,000 of which were subject to possible redemption
As of December 31, 2021 and December 31, 2020, the Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Fair value of Public Warrants at issuance	(11,509,200)
Offering costs allocated to Class A common stock subject to possible redemption	(4,323,061)
Plus:
Accretion on Class A common stock subject to possible redemption amount	15,832,261

Class A common stock subject to possible redemption	$414,000,000

Note
8-Stockholders’
Deficit
Class
 A Common Stock
- The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were 245,600 shares of Class A common stock issued and outstanding excluding 16,560,000 shares of Class A common stock subject to possible redemption and are classified as temporary equity (see Note 7).
Class
 B Common Stock
- The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were 120,000 shares of Class B common stock issued and outstanding.
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
Class
 F Common Stock
- The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were 828,000 shares of Class F common stock issued and outstanding.
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
Preferred stock
- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there are no shares of preferred stock issued or outstanding.
Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$414,091,576	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$6,748,200	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$100,700
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$414,001,166	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$16,228,800
Derivative warrant liabilities - Private placement warrants	$—	$—	$252,350
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement during the quarter ended March 31, 2021 once the Public Warrants were separately listed and traded. There were no other transfers between levels of the hierarchy for the year ended December 31, 2021.

Level 1 instruments include investments in mutual funds invested in U.S. government securities and Level 1 liabilities include derivative warrant liabilities – Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The initial fair value of the Public Warrants was calculated using an option pricing method and the fair value of the Private Placement Warrants was calculated using the Black- Scholes Option Pricing Model. Subsequently, the fair value of the Private Placement Warrants has been calculated using the Black-Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants as a Level 1 measurement, since February 2021. For the year ended December 31, 2021, the Company recognized a gain to the statements of operations resulting from a decrease in the fair value of liabilities of approximately $9.6 million presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations. For the period from September 11, 2020 (inception) through December 31, 2020, the Company recognized a loss to the statements of operations resulting from an increase in the fair value of liabilities of approximately $4.8 million presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.
The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in the Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2021	As of December 31, 2020
Exercise price	$28.75	$28.75
Unit price	$24.37	$25.13
Volatility	12.10%	23.00%
Expected life of the options to convert	5.00	5.00
Risk-free rate	1.26%	0.59%
Dividend yield	0.00%	0.00%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities as of December 31, 2020	$16,481,150
Transfer of Public Warrants to Level 1	(8,942,400)
Change in fair value of derivative warrant liabilities	(7,438,050)

Derivative warrant liabilities as of December 31, 2021	$100,700

Note
10-Income
Taxes
The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible.

The income tax (benefit) provision consists of the following:

	For the Year Ended December 31, 2021	For the Period from September 11, 2020 (inception) through December 31, 2020
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(211,136)	(15,869)
State	—	—
Valuation allowance	211,136	15,869

Income tax provision	$—	$—

The Company’s net deferred tax asset is summarized as follows:

	December 31,
	2021	2020
Deferred tax assets:
Start-up/Organization costs	$201,784	$13,672
Net operating loss carryforwards	25,221	2,196

Total deferred tax assets	227,004	15,869
Valuation allowance	(227,004)	(15,869)

Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore established a full valuation allowance. For the year ended December 31, 2021 and the period from September 11, 2020 (inception) through December 31, 2020, the valuation allowance increased by approximately $211,000 and approximately $16,000, respectively.
As of December 31, 2021 and 2020, the Company had approximately $120,000 and approximately $10,000, respectively, of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income.
There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Year Ended December 31, 2021	For the Period from September 11, 2020 (inception) through December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	-23.4%	-19.5%
Financing cost - derivative warrant liabilities	0.0%	-1.2%
Change in valuation allowance	2.4%	-0.3%

Income tax expense	0.0%	0.0%

Note
11-Subsequent
Events
Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were available for issuance. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.