Form 10-Q
period 2022-03-31
Periphas Capital Partnering Corp
filed 2022-05-13
CIK 1824993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
.    Yes  ☒    No  ☐
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
13
, 2022, 16,805,600 shares of Class A Common Stock, par value $0.0001, 120,000 shares of Class B Common Stock, par value $0.0001 and 828,000 shares of Class F Common Stock, par value $0.0001, were
issued and outstanding.

PERIPHAS CAPITAL PARTNERING CORPORATION
March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PERIPHAS CAPITAL PARTNERING CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)

Assets:
Current assets:
Cash	$228,611	$470,895
Prepaid expenses	209,423	198,172

Total current assets	438,034	669,067
Investments held in Trust Account	414,165,850	414,091,576

Total Assets	$414,603,884	$414,760,643

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$136,818	$25,210
Accrued expenses	142,875	74,510
Franchise tax payable	49,365	190,790

Total current liabilities	329,058	290,510
Derivative warrant liabilities	3,109,040	6,848,900

Total Liabilities	3,438,098	7,139,410
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 16,560,000 shares at redemption value of $25.00 per share as of March 31, 2022 and December 31, 2021	414,000,000	414,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 245,600 shares issued and outstanding as of March 31, 2022 and December 31, 2021	25	25
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 120,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	12	12
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	83	83
Additional paid-in capital	—	—
Accumulated deficit	(2,834,334)	(6,378,887)

Total stockholders’ deficit	(2,834,214)	(6,378,767)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,603,884	$414,760,643

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021

General and administrative expenses	$160,216	$131,587
General and administrative expenses - related party	60,000	63,030
Franchise tax expense	49,365	48,817

Total operating expenses	(269,581)	(243,434)
Other income:
Change in fair value of derivative warrant liabilities	3,739,860	7,404,280
Gain on investments held in Trust Account	74,274	6,223

Net income	$3,544,553	$7,167,069

Weighted average shares outstanding of Class A common stock, basic and diluted	16,805,600	16,805,600

Basic and diluted net income per share, Class A common stock	$0.20	$0.40

Weighted average shares outstanding of Class B common stock, basic and diluted	120,000	120,000

Basic and diluted net income per share, Class B common stock	$0.20	$0.40

Weighted average shares outstanding of Class F common stock, basic and diluted	828,000	828,000

Basic and diluted net income per share, Class F common stock	$0.20	$0.40

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2022
	Common Stock								Total Stockholders’ Deficit
	Class A		Class B		Class F		Additional	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Paid- i n Capital
Balance - December 31, 2021	245,600	$25	120,000	$12	828,000	$83	$—	$(6,378,887)	$(6,378,767)
Net income	—	—	—	—	—	—	—	3,544,553	3,544,553

Balance - March 31, 2022 (unaudited)	245,600	$25	120,000	$12	828,000	$83	$—	$(2,834,334)	$(2,834,214)

	For the Three Months Ended March 31, 2021
	Common Stock								Total Stockholders’ Deficit
	Class A		Class B		Class F		Additional	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Paid- i n Capital
Balance - December 31, 2020	245,600	$25	120,000	$12	828,000	$83	$—	$(15,005,729)	$(15,005,609)
Net income	—	—	—	—	—	—	—	7,167,069	7,167,069

Balance - March 31, 2021 (unaudited)	245,600	$25	120,000	$12	828,000	$83	$—	$(7,838,660)	$(7,838,540)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,544,553	$7,167,069
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,739,860)	(7,404,280)
Gain on investments held in Trust Account	(74,274)	(6,223)
Changes in operating assets and liabilities:
Prepaid expenses	(11,251)	60,323
Accounts payable	111,608	(29,565)
Accrued expenses	68,365	(72,943)
Franchise tax payable	(141,425)	37,192

Net cash used in operating activities	(242,284)	(248,427)

Net change in cash	(242,284)	(248,427)
Cash - beginning of the period	470,895	1,336,674

Cash - end of the period	$228,611	$1,088,247

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
Periphas Capital Partnering Corporation (the “Company”) was incorporated as a Delaware corporation on September 11, 2020.
Sponsor
The Company’s sponsor is PCPC Holdings, LLC, a Delaware limited liability company (the “Sponsor”).
Business Purpose
The Company was formed for the purpose of identifying a company to partner with, in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (“Partnering Transaction”). The Company may pursue a Partnering Transaction in any business or industry but expects to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company has neither engaged in any operations nor generated revenue as of March 31, 2022.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering (the “Initial Public Offering”) of its securities called CAPS
™
, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Partnering Transaction. Furthermore, there is no assurance that the Company will be able to successfully complete a Partnering Transaction.
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
™
(the “Private Placement CAPS
™
”) at a price of $25.00 per CAPS
™
to the Sponsor, generating proceeds of $5.6 million (
See
Note 4). Simultaneously with the closing of the Over-Allotment on December 16, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS
™
at a price of $25.00 per CAPS
™
by the Sponsor, generating gross proceeds to the Company of $540,000.
Trust Account
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
The Company will have until December 14, 2022 (or March 14, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction by December 14, 2022) to complete its initial Partnering Transaction (the “Partnering Period”). If the Company does not complete a Partnering Transaction within this period of time (and stockholders do not approve an amendment to the certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, of $25.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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
Pursuant to the letter agreement, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $25.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $25.00 per Public Share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities
Act of 1933, as amended (the “Securities Act”).
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $0.2 million in its operating bank account and working capital of approximately $0.1 million.
The Company’s liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares and the Performance Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $148,000 (as defined in Note 4) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 15, 2020 and borrowing is no longer available. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 22, 2022.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no
cash equivalents as of March 31, 2022 and December 31, 2021.

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
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB Topic ASC 820, “Fair Value Measurements and Disclosures, equal or approximate the carrying amounts represented in the condensed balance sheets except for the derivative assets and liabilities.
As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 16,560,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
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
Net Income Per Common Stock
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
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 4,201,400 Class A common stock in the calculation of diluted income (loss) per common share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common share:

	For the Three Months Ended March 31,
	2022			2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$3,355,282	$23,958	$165,312	$6,784,365	$48,444	$334,261
Denominator:
Basic and diluted weighted average common shares outstanding	16,805,600	120,000	828,000	16,805,600	120,000	828,000

Basic and diluted net income per common share	$0.20	$0.20	$0.20	$0.40	$0.40	$0.40

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
Recently Issued Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.
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
Each CAPS
™
consists of one share of Class A common stock and
one-quarter
of one Public Warrant. Each whole Public Warrant may be exercised to purchase one share of Class A common stock for $28.75 per share, subject to adjustment (see Note 6).

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
The Initial Stockholders agreed not to transfer, assign or sell (i) any of their Performance Shares except to any permitted transferees which will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares, and (ii) any of their Class A common stock deliverable upon conversion of the Performance Shares for
3
years following the completion of the Partnering Transaction. In connection with this arrangement, the Initial Stockholders also agree not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i)
180
days after the completion of the Partnering Transaction and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Partnering Transaction that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares.
Private Placement CAPS
™
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 224,000 Private Placement CAPS
™
at a price of $25.00 per CAPS
™
to the Sponsor, generating proceeds of $5.6 million. Simultaneously with the closing of the Over-
A
llotment on December 16, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS
™
at a price of $25.00 per CAPS
™
by the Sponsor, generating gross proceeds to the Company of $540,000.
Each Private Placement CAPS
™
consists of one share of Class A common stock and
one-quarter
of one Private Placement Warrant. Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at
$28.75 per share. A portion of the proceeds from the sale of the Private Placement CAPS
™
was added to the proceeds from the Initial Public Offering and held in the Trust Account. If the Company does not complete a Partnering Transaction, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.

The Initial Stockholders also agreed not to transfer, assign or sell any of their Private Placement CAPS
™
, private placement shares, private placement warrants, and any shares of Class A common stock issued upon conversion or exercise thereof until 30 days after the completion of the initial Partnering Transaction, except to permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Stockholders with respect to any Founder Shares, Private Placement CAPS
™
, private placement shares and Private Placement Warrants.
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
In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into private placement CAPS
™
at a price of $25.00 per private placement CAPS
™
at the option of the lender. The private placement CAPS
™
would be identical to the Private Placement CAPS
™
issued to the Sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no outstanding Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. During each of the three months ended March 31, 2022 and 2021, the Company incurred
$60,000 of such costs, which have been included in the accompanying unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021 the Company had $60,000 and $0 outstanding balances, respectively, for services in connection with such agreement included in accrued expenses on the accompanying condensed balance sheets.
In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential partnering candidates and performing due diligence on suitable Partnering Transactions. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company or their affiliates.
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
Note
6-Derivative
Warrant Liabilities
As of March 31, 2022 and December 31, 2021, the Company has 4,140,000 Public Warrants and 61,400 Private Placement Warrants, outstanding.
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
Note 7 - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 16,805,600 shares of Class A common stock outstanding, 16,560,000 of which were subject to possible redemption
As of March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Fair value of Public Warrants at issuance	(11,509,200)
Offering costs allocated to Class A common stock subject to possible redemption	(4,323,061)
Plus:
Accretion on Class A common stock subject to possible redemption amount	15,832,261

Class A common stock subject to possible redemption	$414,000,000

Note
8-Stockholders’
Deficit
Class
 A Common Stock
- The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 245,600 shares of Class A common stock issued and outstanding excluding 16,560,000 shares of Class A common stock subject to possible redemption and are classified as temporary equity (see Note 7).
Class
 B Common Stock
- The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 120,000 shares of Class B common stock issued and outstanding.
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
Such calculation shall decrease by one-twelfth each year based on the number of days that have occurred during the fiscal year divided by 360.
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
Class
 F Common Stock
- The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 828,000 shares of Class F common stock issued and outstanding.
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
Class A common stock outstanding after such conversion (including the private placement shares), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Partnering Transaction; provided that such conversion of Founder Shares into shares of Class A common stock will never occur on a less than one-for-one
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
Preferred stock
- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there are no shares of preferred stock issued or outstanding.
Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$414,165,850	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$3,063,600	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$45,440
December 31, 202
1

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$414,029,696	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$6,748,200	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$100,700
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement during the quarter ended March 31, 2021 once the Public Warrants were separately listed and traded. There were no other transfers between levels of the hierarchy for the three months ended March 31, 2022 and for the year ended December 31, 2021.
Level 1 instruments include investments in mutual funds invested in U.S. government securities and Level 1 liabilities include derivative warrant liabilities – Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial fair value of the Public Warrants was calculated using an option pricing method and the fair value of the Private Placement Warrants was calculated using the Black- Scholes Option Pricing Model. Subsequently, the fair value of the Private Placement Warrants has been calculated using the Black-Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants as a Level 1 measurement, since February 2021. For the three months ended March 31, 2022, the Company recognized a gain to the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $3.7 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the three months ended March 31, 2021, the Company recognized a gain to the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $7.4 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$28.75	$28.75
Unit price	$24.53	$24.37
Volatility	5.16%	12.10%
Expected life of the options to convert	5.00	5.00
Risk-free rate	2.42%	1.26%
Dividend yield	0.00%	0.00%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022 and 2021 is summarized as follows:

	2022	2021
Derivative warrant liabilities as of January 1,	$100,700	$16,481,150
Transfer of Public Warrants to Level 1	—	(8,942,400)
Change in fair value of derivative warrant liabilities	(55,260)	(7,404,280)

Derivative warrant liabilities as of March 31,	$45,440	$134,470

Note
10-Subsequent
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.
Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
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
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below. Upon the closing of the Over-Allotment on December 16, 2020, additional net proceeds from the consummation of the Over-Allotment of $54.0 million were placed in the Trust Account, for a total of $414.0 million held in Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering (the “Initial Public Offering”) of our securities called CAPS
™
, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Partnering Transaction. Furthermore, there is no assurance that we will be able to successfully complete a Partnering Transaction.
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
Liquidity and Going Concern
As of March 31, 2022, we had cash of approximately $0.2 million and working capital of approximately $0.1 million.
Our liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for the issuance of the Founder Shares and the Performance Shares, the loan under the Note from the Sponsor of approximately $148,000 to us, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on December 15, 2020 and borrowing is no longer available. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
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
Results of Operations
Our entire activity since inception up to our Initial Public Offering was in preparation for our Initial Public Offering in December 2020, and since the consummation of our Initial Public Offering, our activity has been limited to the search for a prospective Partnering Transaction. We will not be generating any operating revenues until the closing and completion of our initial Partnering Transaction.
For the three months ended March 31, 2022, we had a net income of approximately $3.5 million, which consisted of approximately a $3.7 million gain from changes in fair value of derivative warrant liabilities and a gain on investments held in Trust Account of approximately $74,000, partially offset by approximately $160,000 in general and administrative expenses, $60,000 in general and administrative expenses—related party, and approximately $49,000 in franchise tax expense.

For the three months ended March 31, 2021, we had a net income of approximately $7.2 million, which consisted of approximately a $7.4 million gain from changes in fair value of derivative warrant liabilities and a gain on investments held in Trust Account of approximately $6,000, partially offset by approximately $132,000 in general and administrative expenses, approximately $63,000 in general and administrative expenses—related party, and approximately $49,000 in franchise tax expense.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $20,000 per month for office space, secretarial and administrative services provided to members of our management team. During each of the three months ended March 31, 2022 and 2021, the Company incurred $60,000 in expenses in connection with such services.
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
Critical Accounting Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting estimates:
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 16,560,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
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
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 4,201,400 Class A common stock in the calculation of diluted income (loss) per common share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Subsequently, as of March 31, 2022 and December 31, 2021, the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Derivative warrant liabilities are classified as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Recent Issued Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting relating to the accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our internal control around the interpretation and accounting for certain complex equity and equity-

linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 14, 2020, its annual financial statements for the period ended December 31, 2020 in the Company’s Form
10-K/A
Amendment No. 2 for the year ended December 31, 2020 as filed with the SEC on December 29, 2021, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on March 22, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC March 22, 2022.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
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
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: May 13, 2022

PERIPHAS CAPITAL PARTNERING CORPORATION

By:	/s/ Sanjeev Mehra
Name:	Sanjeev Mehra
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Todd Nice
Name:	Todd Nice
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)