Form 10-Q
period 2022-06-30
Periphas Capital Partnering Corp
filed 2022-08-11
CIK 1824993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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
11
, 2022, 16,805,600 shares of Class A Common Stock, par value $0.0001, 120,000 shares of Class B Common Stock, par value $0.0001 and 828,000 shares of Class F Common Stock, par value $0.0001, were issued and outstanding.

PERIPHAS CAPITAL PARTNERING CORPORATION
June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PERIPHAS CAPITAL PARTNERING CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$183,230	$470,895
Prepaid expenses	135,673	198,172

Total current assets	318,903	669,067
Investments held in Trust Account	414,448,592	414,091,576

Total Assets	$414,767,495	$414,760,643

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$6,676	$25,210
Accrued expenses	210,000	74,510
Franchise tax payable	19,228	190,790
Income tax payable	73,618	—

Total current liabilities	309,522	290,510
Derivative warrant liabilities	1,886,370	6,848,900

Total Liabilities	2,195,892	7,139,410
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 16,560,000 shares issued and outstanding at $25.01 and $25.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	414,166,486	414,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 245,600 shares issued and outstanding as of June 30, 2022 and December 31, 2021	25	25
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 120,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	12	12
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	83	83
Additional paid-in capital	—	—
Accumulated deficit	(1,595,003)	(6,378,887)

Total stockholders’ deficit	(1,594,883)	(6,378,767)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,767,495	$414,760,643

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$118,529	$247,563	$278,745	$379,150
General and administrative expenses - related party	60,000	60,000	120,000	123,030
Franchise tax expense	49,863	49,315	99,228	98,132

Total operating expenses	(228,392)	(356,878)	(497,973)	(600,312)
Other income:
Change in fair value of derivative warrant liabilities	1,222,670	42,020	4,962,530	7,446,300
Gain on investments held in Trust Account	485,157	6,292	559,431	12,515

Income (loss) before tax	1,479,435	(308,566)	5,023,988	6,858,503
Income tax expense	73,618	—	73,618	—

Net income (loss)	$1,405,817	$(308,566)	$4,950,370	$6,858,503
Weighted average shares outstanding of Class A common stock, basic and diluted	16,805,600	16,805,600	16,805,600	16,805,600

Basic and diluted net income (loss) per share, Class A common stock	$0.08	$(0.02)	$0.28	$0.39

Weighted average shares outstanding of Class B common stock, basic and diluted	120,000	120,000	120,000	120,000

Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(0.02)	$0.28	$0.39

Weighted average shares outstanding of Class F common stock, basic and diluted	828,000	828,000	828,000	828,000

Basic and diluted net income (loss) per share, Class F common stock	$0.08	$(0.02)	$0.28	$0.39

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B		Class F
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2021	245,600	$25	120,000	$12	828,000	$83	$—	$(6,378,887)	$(6,378,767)
Net income	—	—	—	—	—	—	—	3,544,553	3,544,553

Balance - March 31, 2022 (unaudited)	245,600	25	120,000	12	828,000	83	—	(2,834,334)	(2,834,214)
Net income	—	—	—	—	—	—	—	1,405,817	1,405,817
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	—	—	(166,486)	(166,486)

Balance - June 30, 2022 (unaudited)	245,600	$25	120,000	$12	828,000	$83	$—	$(1,595,003)	$(1,594,883)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B		Class F
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2020	245,600	$25	120,000	$12	828,000	$83	$—	$(15,005,729)	$(15,005,609)
Net income	—	—	—	—	—	—	—	7,167,069	7,167,069

Balance - March 31, 2021 (unaudited)	245,600	25	120,000	12	828,000	83	—	(7,838,660)	(7,838,540)
Net loss	—	—	—	—	—	—	—	(308,566)	(308,566)

Balance - June 30, 2021 (unaudited)	245,600	$25	120,000	$12	828,000	$83	$—	$(8,147,226)	$(8,147,106)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$4,950,370	$6,858,503
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,962,530)	(7,446,300)
Gain on investments held in Trust Account	(559,431)	(12,515)
Changes in operating assets and liabilities:
Prepaid expenses	62,499	118,662
Accounts payable	(18,534)	(53,400)
Accrued expenses	135,490	(106,000)
Franchise tax payable	(171,562)	81,877
Income tax payable	73,618	—

Net cash used in operating activities	(490,080)	(559,173)

Cash Flows from Investing Activities
Investing income released from Trust Account to pay for taxes	202,415	—

Net cash provided by investing activities	202,415	—

Net change in cash	(287,665)	(559,173)
Cash - beginning of the period	470,895	1,336,674

Cash - end of the period	$183,230	$777,501

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
Periphas Capital Partnering Corporation (the “Company”) was incorporated as a Delaware corporation on September 11, 2020.
Sponsor
The Company’s sponsor is PCPC Holdings, LLC, a Delaware limited liability company (the “Sponsor”).
Business Purpose
The Company was formed for the purpose of identifying a company to partner with, in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (“Partnering Transaction”). The Company may pursue a Partnering Transaction in any business or industry but expects to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company has neither engaged in any operations nor generated revenue as of June 30, 2022.
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
™
(the “Private Placement CAPS
™
”) at a price of $25.00 per CAPS
™
to the Sponsor, generating proceeds of $5.6 million (See Note 4). Simultaneously with the closing of the Over-Allotment on December 16, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS
™
at a price of $25.00 per CAPS
™
by the Sponsor, generating gross proceeds to the Company of $540,000.
Trust Account
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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $183,000 in its operating bank account and working capital of approximately $9,000.
The Company’s liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares and the Performance Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $148,000 (as defined in Note 4) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 15, 2020 and borrowing is no longer available. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022 or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
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

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.
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

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 4,201,400 Class A common stock in the calculation of diluted income (loss) per common share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common share:

	For the Three Months Ended June 30,
	2022			2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$1,330,750	$9,502	$65,565	$(292,089)	$(2,086)	$(14,391)
Denominator:
Basic and diluted weighted average common shares outstanding	16,805,600	120,000	828,000	16,805,600	120,000	828,000

Basic and diluted net income (loss) per common share	$0.08	$0.08	$0.08	$(0.02)	$(0.02)	$(0.02)

	For the Six Months Ended June 30,
	2022			2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$4,686,032	$33,461	$230,877	$6,492,275	$46,358	$319,870
Denominator:
Basic and diluted weighted average common shares outstanding	16,805,600	120,000	828,000	16,805,600	120,000	828,000

Basic and diluted net income per common share	$0.28	$0.28	$0.28	$0.39	$0.39	$0.39

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
Recently Issued Accounting Standards
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
Recent Accounting Pronouncements
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

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into private placement CAPS
™
at a price of $25.00 per private placement CAPS
™
at the option of the lender. The private placement CAPS
™
would be identical to the Private Placement CAPS
™
issued to the Sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no outstanding Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. During each of the three months ended June 30, 2022 and 2021, the Company incurred $60,000 of such costs, which have been included in the accompanying unaudited condensed statements of operations. During each of the six months ended June 30, 2022 and 2021, the Company incurred $120,000 of such costs, which have been included in the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021 the Company had $120,000 and $0 outstanding balances, respectively, for services in connection with such agreement included in accrued expenses on the accompanying condensed balance sheets.

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
6-Derivative
Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company has 4,140,000 Public Warrants and 61,400 Private Placement Warrants, outstanding.
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

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7 - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 16,805,600 shares of Class A common stock outstanding, 16,560,000 of which were subject to possible redemption
As of June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Fair value of Public Warrants at issuance	(11,509,200)
Offering costs allocated to Class A common stock subject to possible redemption	(4,323,061)
Plus:
Accretion on Class A common stock subject to possible redemption amount	15,832,261

Class A common stock subject to possible redemption, December 31, 2021	414,000,000
Increase in redemption value of Class A common stock subject to possible redemption	166,486

Class A common stock subject to possible redemption, June 30, 2022	$414,166,486

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
8-Stockholders’
Deficit
Class
 A Common Stock
- The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 245,600 shares of Class A common stock issued and outstanding excluding 16,560,000 shares of Class A common stock subject to possible redemption and are classified as temporary equity (see Note 7).
Class
 B Common Stock
- The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 120,000 shares of Class B common stock issued and outstanding.
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

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class
 F Common Stock
- The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 828,000 shares of Class F common stock issued and outstanding.
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
As
of June 30, 2022 and December 31, 2021, there are no shares of preferred stock issued or outstanding.
Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$414,448,592	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$1,858,860	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$27,510
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$414,029,696	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$6,748,200	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$100,700
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement during the quarter ended March 31, 2021 once the Public Warrants were separately listed and traded. There were no other transfers between levels of the hierarchy for the three and six months ended June 30, 2022 and for the year ended December 31, 2021.
Level 1 instruments include investments in mutual funds invested in U.S. government securities and Level 1 liabilities include derivative warrant liabilities - Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The initial fair value of the Public Warrants was calculated using an option pricing method and the fair value of the Private Placement Warrants was calculated using the Black- Scholes Option Pricing Model. Subsequently, the fair value of the Private Placement Warrants has been calculated using the Black-Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants as a Level 1 measurement, since February 2021. For the three months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) to the unaudited condensed statements of operations resulting from a decrease/(increase) in the fair value of liabilities of approximately $1.2 million and $42,000, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) to the unaudited condensed statements of operations resulting from a decrease/(increase) in the fair value of liabilities of approximately $5.0 million and $7.4 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$28.75	$28.75
Unit price	$24.52	$24.37
Volatility	2.49%	12.10%
Expected life of the options to convert	5.00	5.00
Risk-free rate	3.01%	1.26%
Dividend yield	0.00%	0.00%

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2022 and 2021 is summarized as follows:

	2022	2021
Derivative warrant liabilities as of January 1,	$100,700	$16,481,150
Transfer of Public Warrants to Level 1	—	(8,942,400)
Change in fair value of derivative warrant liabilities	(55,260)	(7,404,280)

Derivative warrant liabilities as of March 31,	$45,440	$134,470
Change in fair value of derivative warrant liabilities	(17,930)	(620)

Derivative warrant liabilities as of June 30,	$27,510	$133,850

Note
10-Subsequent
Events
Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were available for issuance. Based upon this review, the Company did not identify any subsequent events, other than as described below, that would have required adjustment or disclosure in the unaudited condensed financial statements.
On August 9, 2022, the Sponsor agreed to loan the Company $200,000 under a non-interest bearing promissory note (the “Working Capital Loan”). The principal balance of the Working Capital Loan is repayable on the consummation of the initial Business Combination. If a Business Combination is not consummated, the Working Capital Loan will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account. Upon consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the outstanding principal balance into Working Capital CAPS
TM
at a price of $25.00 per Working Capital CAPS
TM
. The Working Capital Loan is a related party transaction and was approved by the audit committee of the Company’s board of directors.

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
Liquidity and Going Concern
As of June 30, 2022, we had cash of approximately $183,000 and working capital of approximately $9,000.
Our liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for the issuance of the Founder Shares and the Performance Shares, the loan under the Note from the Sponsor of approximately $148,000 to us, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on December 15, 2020 and borrowing is no longer available. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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

For the three months ended June 30, 2022, we had a net income of approximately $1.4 million, which consisted of approximately a $1.2 million gain from changes in fair value of derivative warrant liabilities and a gain on investments held in Trust Account of approximately $485,000, partially offset by approximately $119,000 in general and administrative expenses, $60,000 in general and administrative expenses-related party, approximately $74,000 in income tax expense, and approximately $50,000 in franchise tax expense.
For the three months ended June 30, 2021, we had net loss of approximately $309,000, which consisted of approximately $248,000 in general and administrative expenses, $60,000 in general and administrative expenses—related party, and approximately $49,000 in franchise tax expense, partially offset by approximately $42,000 gain in change in fair value of derivative warrant liabilities and gain on investment held in Trust Account of approximately $6,000.
For the six months ended June 30, 2022, we had a net income of approximately $5.0 million, which consisted of approximately a $5.0 million gain from changes in fair value of derivative warrant liabilities and a gain on investments held in Trust Account of approximately $559,000, partially offset by approximately $279,000 in general and administrative expenses, $120,000 in general and administrative expenses-related party, approximately $74,000 in income tax expense, and approximately $99,000 in franchise tax expense.
For the six months ended June 30, 2021, we had net income of approximately $6.9 million, which consisted of approximately $7.4 million gain in change in fair value of derivative warrant liabilities and gain on investment held in Trust Account of approximately $13,000, offset by $379,000 in general and administrative expenses, $123,000 in general and administrative expenses - related party, and approximately $98,000 in franchise tax expense.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $20,000 per month for office space, secretarial and administrative services provided to members of our management team. During each of the three and six months ended June 30, 2022 and 2021, the Company incurred $60,000 and $120,000, respectively, in expenses in connection with such services.
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
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 4,201,400 Class A common stock in the calculation of diluted income (loss) per common share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Subsequently, as of June 30, 2022 and December 31, 2021, the fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model, and the fair value of the Public Warrants has been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.
Derivative warrant liabilities are classified as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Recent Issued Accounting Standards
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
Other than the remediation measures described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2022.

PART
II-OTHER
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On August 9, 2022, the Sponsor agreed to loan the Company $200,000 under a non-interest bearing promissory note (the “Working Capital Loan”). The principal balance of the Working Capital Loan is repayable on the consummation of the initial Business Combination. If a Business Combination is not consummated, the Working Capital Loan will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account. Upon consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the outstanding principal balance into Working Capital CAPS
™
at a price of $25.00 per Working Capital CAPS
™
. The Working Capital Loan is a related party transaction and was approved by the audit committee of the Company’s board of directors.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Promissory Note, dated as of August 9, 2022, issued by the Company to PCPC Holdings, LLC.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officers (Principal Executive Officers) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

*	Filed herewith.
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
Dated: August 11, 2022

PERIPHAS CAPITAL PARTNERING CORPORATION

By:	/s/ Sanjeev Mehra
Name:	Sanjeev Mehra
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Todd Nice
Name:	Todd Nice
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)