Form 10-Q
period 2022-09-30
Periphas Capital Partnering Corp
filed 2022-11-10
CIK 1824993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

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
10
, 2022, 16,805,600 shares of Class A Common Stock, par value $0.0001, 120,000 shares of Class B Common Stock, par value $0.0001 and 828,000 shares of Class F Common Stock, par value $0.0001, were issued and outstanding.

PERIPHAS CAPITAL PARTNERING CORPORATION

September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PERIPHAS CAPITAL PARTNERING CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$274,392	$470,895
Prepaid expenses	61,923	198,172

Total current assets	336,315	669,067
Investments held in Trust Account	415,757,948	414,091,576

Total Assets	$416,094,263	$414,760,643

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$29,331	$25,210
Accrued expenses	105,000	74,510
Franchise tax payable	69,639	190,790
Income tax payable	254,072	—
Working capital loan - related party	200,000	—

Total current liabilities	658,042	290,510
Derivative warrant liabilities	1,050,350	6,848,900

Total Liabilities	1,708,392	7,139,410
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 16,560,000 shares at redemption value of approximately $25.08 and $25.00 per share as of September 30, 2022 and December 31, 2021, respectively	415,324,977	414,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 245,600 shares issued and outstanding as of September 30, 2022 and December 31, 2021	25	25
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 120,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	12	12
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	83	83
Additional paid-in capital	—	—
Accumulated deficit	(939,226)	(6,378,887)

Total stockholders’ deficit	(939,106)	(6,378,767)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$416,094,263	$414,760,643

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$120,244	$140,054	$398,988	$519,203
General and administrative expenses - related party	60,000	60,000	180,000	183,030
Franchise tax expense	50,411	49,863	149,639	147,995

Total operating expenses	(230,655)	(249,917)	(728,627)	(850,228)
Other income:
Change in fair value of derivative warrant liabilities	836,020	2,668,190	5,798,550	10,114,490
Gain on investments held in Trust Account	1,516,856	16,016	2,076,287	28,530

Income before tax	2,122,221	2,434,289	7,146,210	9,292,792
Income tax expense	307,953	—	381,572	—

Net income	$1,814,268	$2,434,289	$6,764,638	$9,292,792

Weighted average shares outstanding of Class A common stock, basic and diluted	16,805,600	16,805,600	16,805,600	16,805,600

Basic and diluted net income per share, Class A common stock	$0.10	$0.14	$0.38	$0.52

Weighted average shares outstanding of Class B common stock, basic and diluted	120,000	120,000	120,000	120,000

Basic and diluted net income per share, Class B common stock	$0.10	$0.14	$0.38	$0.52

Weighted average shares outstanding of Class F common stock, basic and diluted	828,000	828,000	828,000	828,000

Basic and diluted net income per share, Class F common stock	$0.10	$0.14	$0.38	$0.52

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock
	Class A		Class B		Class F		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2021	245,600	$25	120,000	$12	828,000	$83	$—	$(6,378,887)	$(6,378,767)
Net income	—	—	—	—	—	—	—	3,544,553	3,544,553

Balance - March 31, 2022 (unaudited)	245,600	25	120,000	12	828,000	83	—	(2,834,334)	(2,834,214)
Net income	—	—	—	—	—	—	—	1,405,817	1,405,817
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	—	—	(166,486)	(166,486)

Balance - June 30, 2022 (unaudited)	245,600	25	120,000	12	828,000	83	—	(1,595,003)	(1,594,883)
Net income	—	—	—	—	—	—	—	1,814,268	1,814,268
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	—	—	(1,158,491)	(1,158,491)

Balance - September 30, 2022 (unaudited)	245,600	$25	120,000	$12	828,000	$83	$—	$(939,226)	$(939,106)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock
	Class A		Class B		Class F		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2020	245,600	$25	120,000	$12	828,000	$83	$—	$(15,005,729)	$(15,005,609)
Net income	—	—	—	—	—	—	—	7,167,069	7,167,069

Balance - March 31, 2021 (unaudited)	245,600	25	120,000	12	828,000	83	—	(7,838,660)	(7,838,540)
Net loss	—	—	—	—	—	—	—	(308,566)	(308,566)

Balance - June 30, 2021 (unaudited)	245,600	25	120,000	12	828,000	83	—	(8,147,226)	(8,147,106)
Net income	—	—	—	—	—	—	—	2,434,289	2,434,289

Balance - September 30, 2021 (unaudited)	245,600	$25	120,000	$12	828,000	$83	$—	$(5,712,937)	$(5,712,817)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIPHAS CAPITAL PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,764,638	$9,292,792
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,798,550)	(10,114,490)
Gain on investments held in Trust Account	(2,076,287)	(28,530)
Changes in operating assets and liabilities:
Prepaid expenses	136,249	152,537
Accounts payable	4,121	(74,963)
Accrued expenses	30,490	(131,500)
Franchise tax payable	(121,151)	129,425
Income tax payable	254,072	—

Net cash used in operating activities	(806,418)	(774,729)

Cash Flows from Investing Activities
Investment income released from Trust Account to pay for taxes	409,915	—

Net cash provided by investing activities	409,915	—

Cash Flows from Financing Activities:
Proceeds from working capital loan- related party	200,000	—

Net cash provided by financing activities	200,000	—

Net change in cash	(196,503)	(774,729)
Cash - beginning of the period	470,895	1,336,674

Cash - end of the period	$274,392	$561,945

The accompanying notes are an integral part of these unaudited condensed financial statements
.

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
Periphas Capital Partnering Corporation (the “Company”) was incorporated as a Delaware corporation on September 11, 2020.
Sponsor
The Company’s sponsor is PCPC Holdings, LLC, a Delaware limited liability company (the “Sponsor”).
Business Purpose
The Company was formed for the purpose of identifying a company to partner with, in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (“Partnering Transaction”). The Company may pursue a Partnering Transaction in any business or industry but expects to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company had neither engaged in any operations nor generated revenue as of September 30, 2022.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering (the “Initial Public Offering”) of its securities called CAPS
TM
, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Partnering Transaction. Furthermore, there is no assurance that the Company will be able to successfully complete a Partnering Transaction.
Financing
The registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, the Company consummated its Initial Public Offering of 14,400,000 CAPS
TM
at $25.00 per CAPS
TM
, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $4.0 million (net of reimbursement of offering costs of approximately $350,000 from the underwriter). On December 14, 2020, the underwriter exercised the over-allotment option in full, and on December 16, 2020, purchased 2,160,000 additional CAPS
TM
(the “Over-Allotment CAPS
TM
”), generating additional gross proceeds of $54.0 million, and incurred additional offering costs of approximately $540,000 in underwriting fees (the “Over-Allotment”).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 224,000 private placement CAPS
TM
(the “Private Placement CAPS
TM
”) at a price of $25.00 per CAPS
TM
to the Sponsor, generating proceeds of $5.6 million (See Note 4). Simultaneously with the closing of the Over-Allotment on December 16, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPS
TM
at a price of $25.00 per CAPS
TM
by the Sponsor, generating gross proceeds to the Company of $540,000.
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

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Upon the closing of the Initial Public Offering and the Private Placement on December 14, 2020, $360.0 million ($25.00 per CAPS
TM
) of the net proceeds of the sale of the CAPS
TM
in the Initial Public Offering and of the Private Placement CAPS
TM
in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and were invested in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company. Upon the closing of the Over-Allotment on December 16, 2020, additional net proceeds from the consummation of the Over-Allotment of $54.0 million were placed in the Trust Account, for a total of $414.0 million held in the Trust Account. In September 2022, the Company instructed Continental Stock Transfer & Trust Company to liquidate the U.S. government securities or money market funds held in the Trust Account. All funds in the Trust Account are currently held in cash and will continue to be held in cash until the earlier of consummation of a Partnering Transaction or liquidation of the Company.
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
TM
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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $274,000 in its operating bank account and a working capital deficit of approximately $322,000.
The Company’s liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares and the Performance Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $148,000 (as defined in Note 4) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 15, 2020 and borrowing is no longer available. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2022 and December 31, 2021, the Company had $200,000 and $0, respectively, outstanding Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 14, 2022 (or March 14, 2023, if the Company executes a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction by December 14, 2022) to consummate a Partnering Transaction. It is uncertain that the Company will be able to consummate a Partnering Transaction by this time. If a Partnering Transaction is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Partnering Transaction not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Partnering Transaction prior to the liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2022.

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
The
Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB Topic ASC 820, “Fair Value Measurements and Disclosures, equal or approximate the carrying amounts represented in the condensed balance sheets except for the derivative liabilities.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 16,560,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
Net Income Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as Class A common stock, Class B common stock, and Class F common stock. Income and losses are shared pro rata between the three classes of shares. Net income per common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of
4,201,400
 Class A common stock in the calculation of diluted income (loss) per common share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common share is the same as basic net income per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common share:

	For the Three Months Ended September 30,
	2022			2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$1,717,390	$12,263	$84,615	$2,304,304	$16,454	$113,531
Denominator:
Basic and diluted weighted average common shares outstanding	16,805,600	120,000	828,000	16,805,600	120,000	828,000

Basic and diluted net income per common share	$0.10	$0.10	$0.10	$0.14	$0.14	$0.14

	For the Nine Months Ended September 30,
	2022			2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$6,403,422	$45,723	$315,492	$8,796,579	$62,812	$433,401
Denominator:
Basic and diluted weighted average common shares outstanding	16,805,600	120,000	828,000	16,805,600	120,000	828,000

Basic and diluted net income per common share	$0.38	$0.38	$0.38	$0.52	$0.52	$0.52

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
Note
3-Initial
Public Offering
Public CAPS
TM
On December 14, 2020, the Company consummated its Initial Public Offering of 14,400,000 CAPS
TM
at $25.00 per CAPS
TM
, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $4.0 million (net of reimbursement of offering costs of approximately $350,000 from the underwriter). On December 14, 2020, the underwriter exercised the over-allotment option in full, and on December 16, 2020, purchased 2,160,000 Over-Allotment CAPS
TM
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
TM
to cover any over-allotment, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter exercised their over-allotment option on December 16, 2020.
The underwriter was entitled to an underwriting discount of $0.25 per CAPS
TM
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

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
On August 9, 2022, the Sponsor agreed to loan the Company $200,000 under a non-interest
bearing promissory note (the “August 2022 Working Capital Loan”). The principal balance of the August 2022 Working Capital Loan is repayable upon the consummation of the initial Partnering Transaction. If a Partnering Transaction is not consummated, the August 2022 Working Capital Loan will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account. Upon consummation of the initial Partnering Transaction, the Sponsor shall have the option, but not the obligation, to convert the outstanding principal balance into Working Capital CAPS
TM
at a price of $25.00 per Working Capital CAPS
TM
. The August 2022 Working Capital Loan is a related party transaction and was approved by the audit committee of the Company’s board of directors.

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2022 and December 31, 2021, the Company had $200,000 and $0
,
respectively
,
outstanding Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. During each of the three months ended September 30, 2022 and 2021, the Company incurred $60,000 of such costs, which have been included in the accompanying unaudited condensed statements of operations. During each of the nine months ended September 30, 2022 and 2021, the Company incurred $180,000 of such costs, which have been included in the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021 the Company had no outstanding balance for services in connection with such agreement included in accrued expenses on the accompanying condensed balance sheets.
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
Risks and Uncertainties
Global events, such as recent geopolitical instability, inflation and the
COVID-19
pandemic, have created or contributed to uncertainty in macroeconomic conditions, including changes in interest rates, supply chain disruptions, labor shortages and increased labor costs, which, in turn, could decrease overall economic activity, hinder economic growth or cause a recession in the United States or in the global economy. The extent of the impact of ongoing macroeconomic conditions on the Company’s financial position, results of operations and/or search for a target

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

company is uncertain and will depend on political, social, economic and regulatory factors that are outside of the Company’s control, including but not limited to the incidence and severity of additional
COVID-19
virus variants and actions that may be taken by regulators and businesses in response to macroeconomic uncertainty. The Company considered the impact of the current economic environment and
COVID-19
on its estimates and assumptions and determined that there were no material adverse impacts on the unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022 in connection with a Partnering Transaction, extension vote or otherwise may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Partnering Transaction, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Partnering Transaction, extension vote or otherwise, (ii) the structure of a Partnering Transaction, (iii) the nature and amount of any private investment in public equity or other equity issuances in connection with a Partnering Transaction (or otherwise issued not in connection with a Partnering Transaction but issued within the same taxable year of a Partnering Transaction) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Partnering Transaction and inhibit the Company’s ability to complete a Partnering Transaction.
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
TM
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
TM
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

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
6-Derivative
Warrant Liabilities
As of September 30, 2022 and December 31, 2021, the Company had 4,140,000 Public Warrants and 61,400 Private Placement Warrants outstanding.
No fractional warrants will be issued upon separation of the CAPS
TM
and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $28.75 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of a Partnering Transaction, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Partnering Transaction, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3 (a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7 - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 16,805,600 shares of Class A common stock outstanding, 16,560,000 of which were subject to possible redemption
As of September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Fair value of Public Warrants at issuance	(11,509,200)
Offering costs allocated to Class A common stock subject to possible redemption	(4,323,061)
Plus:
Accretion on Class A common stock subject to possible redemption amount	15,832,261

Class A common stock subject to possible redemption as of December 31, 2021	414,000,000
Plus:
Increase in redemption value of Class A common stock subject to possible redemption	1,324,977

Class A common stock subject to possible redemption as of September 30, 2022	$415,324,977

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
8-Stockholders’
Deficit
Class
 A Common Stock
- The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 245,600 shares of Class A common stock issued and outstanding excluding 16,560,000 shares of Class A common stock subject to possible redemption and are classified as temporary equity (see Note 7).
Class
 B Common Stock
- The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 120,000 shares of Class B common stock issued and outstanding.
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

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 F Common Stock
- The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 828,000 shares of Class F common stock issued and outstanding.
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
Preferred stock
- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there are no shares of preferred stock issued or outstanding.
Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$415,757,948	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$1,035,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$15,350	$—

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$414,091,576	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$6,748,200	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$100,700
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement during the quarter ended March 31, 2021 once the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants of $27,510 was transferred from a Level 3 measurement to a Level 2 fair value measurement on July 1, 2022. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the hierarchy for the three and nine months ended September 30, 2022 and 2021, and for the year ended December 31, 2021.
Level 1 instruments include investments in mutual funds invested in U.S. government securities and Level 1 liabilities include derivative warrant liabilities - Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The initial fair value of the Public Warrants was calculated using a Monte Carlo simulation as well as a modified Black-Scholes Option Pricing Model and the fair value of the Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model.
Subsequently, the fair value of the Public Warrants has been measured based on the listed market price of such warrants as a Level 1 measurement, since February 2021. The fair value of the Private Placement Warrants through June 30, 2022 has been calculated using the Black-Scholes Option Pricing Model

(Level 3 inputs)
and subsequently has relied on the quoted listed trading price of the Public Warrants

(Level 2 inputs)
. For the three months ended September 30, 2022 and 2021, the Company recognized a gain to the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $
836,000 and $2.7 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized a gain to the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $5.8 million and $10.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

PERIPHAS CAPITAL PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of December 31, 2021
Exercise price	$28.75
Unit price	$24.37
Volatility	12.10%
Expected life of the options to convert	5.00
Risk-free rate	1.26%
Dividend yield	0.00%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 (through June 30, 2022) and Level 2 (since June 30, 2022) inputs, for the three and nine months ended September 30, 2022 and 2021 is summarized as follows:

	2022	2021
Derivative warrant liabilities as of January 1,	$100,700	$16,481,150
Transfer of Public Warrants to Level 1	—	(8,942,400)
Change in fair value of derivative warrant liabilities	(55,260)	(7,404,280)

Derivative warrant liabilities as of March 31,	45,440	134,470
Change in fair value of derivative warrant liabilities	(17,930)	(620)

Derivative warrant liabilities as of June 30,	27,510	133,850
Transfer of Private Placement Warrants to Level 2	(15,350)	—
Change in fair value of derivative warrant liabilities	(12,160)	(39,290)

Derivative warrant liabilities as of September 30,	$—	$94,560

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
On October 31, 2022, the Company filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”) relating to a special meeting of stockholders to consider and vote upon a proposal (the "Extension Proposal") to extend the date by which the Company must consummate a Partnering Transaction from December 14, 2022 (or March 14, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Partnering Transaction by December 14, 2022) to September 30, 2023 or such earlier date as determined by the Company’s board of directors (the "Extension"). As of the date of this report, the Company has not filed with the SEC, or mailed to stockholders, a definitive proxy statement relating to the special meeting. The Company’s board of directors may elect to abandon the special meeting at any time prior to such meeting.
Beginning October 28, 2022, the Company entered into investor support agreements with certain anchor investors, members of the board of directors of the Company and operating partners of the Company (the “Investors”) collectively holding approximately 10.4% of the outstanding shares of the Company’s Class A common stock. Pursuant to the investor support agreements, the Investors agreed (i) to vote all their shares of Class A common stock in favor of the Extension Proposal and adjournment proposal described in the preliminary proxy statement, (ii) not to redeem their shares in connection with the Extension and (iii) not to sell their shares before December 14, 2022 unless the Company chooses to not pursue the Extension Proposal or the potential Partnering Transaction described in the preliminary proxy statement before such date.
In early November 2022, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more non-interest bearing bank accounts) until the earlier of consummation of the the potential Partnering Transaction described in the preliminary proxy statement or liquidation.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible Partnering Transactions (as defined below) and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Our sponsor is PCPC Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020, we consummated our Initial Public Offering of 14,400,000 CAPSTM at $25.00 per CAPSTM, generating gross proceeds of $360.0 million, and incurring offering costs of approximately $4.0 million (net of reimbursement of offering costs of approximately $350,000 from the underwriter). On December 14, 2020, the underwriter exercised the over-allotment option in full, and on December 16, 2020, purchased 2,160,000 additional CAPSTM (the “Over-Allotment CAPS™”), generating additional gross proceeds of $54.0 million, and incurred additional offering costs of approximately $540,000 in underwriting fees (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 224,000 private placement CAPSTM (the “Private Placement CAPSTM”) at a price of $25.00 per CAPSTM to the Sponsor, generating proceeds of $5.6 million. Simultaneously with the closing of the Over-Allotment on December 16, 2020, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 21,600 Private Placement CAPSTM at a price of $25.00 per CAPSTM by the Sponsor, generating gross proceeds to the Company of $540,000.

Upon the closing of the Initial Public Offering and the Private Placement on December 14, 2020, $360.0 million ($25.00 per CAPSTM) of the net proceeds of the sale of the CAPSTM in the Initial Public Offering and of the Private Placement CAPSTM in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and were invested in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by us. Upon the closing of the Over-Allotment on December 16, 2020, additional net proceeds from the consummation of the Over-Allotment of $54.0 million were placed in the Trust Account, for a total of $414.0 million held in Trust Account. In early November 2022, we instructed Continental Stock Transfer & Trust Company to liquidate the U.S. government securities or money market funds held in the Trust Account. All funds in the Trust Account are currently held in cash (i.e., in one or more non-interest bearing bank accounts) and will continue to be held in cash until the earlier of consummation of a Partnering Transaction or liquidation of the Company.

Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering (the “Initial Public Offering”) of our securities called CAPSTM, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Partnering Transaction. Furthermore, there is no assurance that we will be able to successfully complete a Partnering Transaction.

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

Liquidity and Going Concern

As of September 30, 2022, we had cash of approximately $274,000 and a working capital deficit of approximately $322,000.

Our liquidity needs through the Initial Public Offering had been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for the issuance of the Founder Shares and the Performance Shares, the loan under the Note from the Sponsor of approximately $148,000 to us, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on December 15, 2020 and borrowing is no longer available. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022 and December 31, 2021, the Company had $200,000 and $0, respectively, outstanding Working Capital Loans.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occur after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent our would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable to us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

Risks and Uncertainties

Global events, such as recent geopolitical instability, inflation and the COVID-19 pandemic, have created or contributed to uncertainty in macroeconomic conditions, including changes in interest rates, supply chain disruptions, labor shortages and increased labor costs, which, in turn, could decrease overall economic activity, hinder economic growth or cause a recession in the United States or in the global economy. The extent of the impact of ongoing macroeconomic conditions on our financial position, results of our operations and/or search for a target company is uncertain and will depend on political, social, economic and regulatory factors that are outside of our control, including but not limited to the incidence and severity of additional COVID-19 virus variants and actions that may be taken by regulators and businesses in response to macroeconomic uncertainty. We considered the impact of the current economic environment and COVID-19 on our estimates and assumptions and determined that there were no material adverse impacts on the unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.

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

For the three months ended September 30, 2022, we had a net income of approximately $1.8 million, which consisted of approximately a $836,000 gain from changes in fair value of derivative warrant liabilities and approximately a $1.5 million gain on investments held in Trust Account, partially offset by approximately $120,000 in general and administrative expenses, $60,000 in general and administrative expenses - related party, approximately $308,000 in income tax expense, and approximately $50,000 in franchise tax expense.

For the three months ended September 30, 2021, we had net income of approximately $2.4 million, which consisted of approximately $2.7 million gain in change in fair value of derivative warrant liabilities and approximately a $16,000 gain on investment held in Trust Account, partially offset by approximately $140,000 in general and administrative expenses, $60,000 in general and administrative expenses - related party, and approximately $50,000 in franchise tax expense.

For the nine months ended September 30, 2022, we had a net income of approximately $6.8 million, which consisted of approximately a $5.8 million gain from changes in fair value of derivative warrant liabilities and approximately a $2.1 million gain on investments held in Trust Account, partially offset by approximately $399,000 in general and administrative expenses, $180,000 in general and administrative expenses - related party, approximately $382,000 in income tax expense, and approximately $150,000 in franchise tax expense.

For the nine months ended September 30, 2021, we had net income of approximately $9.3 million, which consisted of approximately $10.1 million gain in change in fair value of derivative warrant liabilities and approximately a $29,000 gain on investment held in Trust Account, partially offset by approximately $519,000 in general and administrative expenses, $183,000 in general and administrative expenses - related party, and approximately $148,000 in franchise tax expense.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $20,000 per month for office space, secretarial and administrative services provided to members of our management team. During each of the three and nine months ended September 30, 2022 and 2021, the Company incurred $60,000 and $180,000, respectively, in expenses in connection with such services.

Registration and Stockholder Rights

The holders of the Founder Shares, Performance Shares, Forward Purchase Shares, Private Placement Warrants and private placement shares underlying Private Placement CAPSTM and private placement CAPSTM that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants that are part of the Private Placement CAPSTM, and CAPSTM may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and the Performance Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K filed with the SEC on March 22, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial Partnering Transaction, hinder our ability to consummate an initial Partnering Transaction and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022 in connection with a Partnering Transaction, extension vote or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Partnering Transaction, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Partnering Transaction, extension vote or otherwise, (ii) the structure of a Partnering Transaction, (iii) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a Partnering Transaction (or otherwise issued not in connection with a Partnering Transaction but issued within the same taxable year of a Partnering Transaction) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Partnering Transaction and inhibit our ability to complete a Partnering Transaction.

While our sponsor is not controlled by any “foreign person,” any Partnering Transaction could potentially be subject to U.S. foreign investment regulations which may impose conditions on or limit certain investors’ ability to purchase our securities or otherwise participate in the Partnering Transaction, potentially making the securities less attractive to investors. Moreover, future investments in U.S. companies may also be subject to U.S. foreign investment regulations.

Depending on the pre-existing ownership and control of any target company, among other things, any Partnering Transaction may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, the Committee on Foreign Investment in the U.S. (“CFIUS”) is an interagency committee authorized to review certain transactions involving acquisitions and investments in the U.S. by foreign persons in order to determine the effect of such transactions on the national security of the U.S. CFIUS has jurisdiction to review transactions that could result in control of a U.S. business directly or indirectly by a foreign person, certain non-controlling investments that afford the foreign investor non-passive rights in a “TID U.S. business” (defined as a U.S. business that (1) produces, designs, tests, manufactures, fabricates, or develops one or more critical technologies; (2) owns or operates certain critical infrastructure; or (3) collects or maintains directly or indirectly sensitive personal data of U.S. citizens), and certain acquisitions, leases, and concessions involving real estate even with no underlying U.S. business. Certain categories of acquisitions of and investments in a U.S. business also may be subject to a mandatory notification requirement.

While any Partnering Transaction would not be subject to CFIUS review by virtue of the ownership and control of the sponsor, any pre-existing ownership and control of a target company that continues post-closing, and/or any foreign person investments in a concurrent PIPE, may trigger CFIUS’ jurisdiction. If this occurs, a Partnering Transaction could be subject to mandatory or voluntary CFIUS review and we may be unable to consummate the Partnering Transaction. CFIUS could, among other things, decide to delay a Partnering Transaction, impose conditions to mitigate national security risks arising from the transaction, recommend to the President that a Partnering Transaction be prohibited, order us to divest all or a portion of a U.S. business of a target company, or impose penalties if CFIUS believes that the mandatory notification requirement applied and we did not make a filing.

Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. This may limit the pool of potential targets. Because we have only a limited time to complete any Partnering Transaction, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $25.00 per Public Share initially, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target and the chance of realizing future gains on your investment through any price appreciation in a target.

In addition, CFIUS could choose to review past or proposed transactions involving new or existing foreign investors in any target company, even if a filing with CFIUS is or was not required at the time of the Partnering Transaction. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS policies and practices are rapidly evolving, and in the event that CFIUS reviews one or more proposed or existing investment by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to such investors. CFIUS could seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing our stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things).

These restrictions on the ability of foreign persons to invest in us could limit our ability to engage in strategic transactions that could benefit our stockholders, including a change of control, and could also affect the price that an investor may be willing to pay for common stock or the securities after we undertake a Partnering Transaction.

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential Partnering Transaction target or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete the potential Partnering Transaction and may constrain the circumstances under which we could complete the potential Partnering Transaction.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions or Partnering Transactions between SPACs such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination or Partnering Transactions; the potential liability of certain participants in proposed business combination or Partnering Transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Partnering Transaction target or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing a potential Partnering Transaction and the time required to consummate a transaction, and may constrain the circumstances under which we could complete a potential Partnering Transaction.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete a potential Partnering Transaction and instead be required to liquidate the Company. To mitigate the risk of that result, in September 2022, we instructed Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest on the funds held in the Trust Account, which may reduce the dollar amount that our public shareholders would receive upon any redemption or liquidation of the Company.

As indicated above, the Company completed its initial public offering in December 2020 and has operated as a blank check company searching for a company with which to partner to effectuate a Partnering Transaction since such time (or approximately 23 months). The SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination or Partnering Transaction no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination or Partnering Transaction no later than 24 months after the effective date of the initial public offering registration statement. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination or Partnering Transaction within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete a potential Partnering Transaction and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account were, from our initial public offering, held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), in early November 2022, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more non-interest bearing bank accounts) until the earlier of consummation of the potential Partnering Transaction or liquidation. This means that the amount available for redemption may not increase in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Promissory Note, dated as of August 9, 2022, issued by the Company to PCPC Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2022).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officers (Principal Executive Officers) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

*	Filed herewith.
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

Dated: November 10, 2022

PERIPHAS CAPITAL PARTNERING CORPORATION

By:	/s/ Sanjeev Mehra
Name:	Sanjeev Mehra
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Todd Nice
Name:	Todd Nice
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)